Form 10-K/A
period 1995-12-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1996-06-10
CIK 921052

                                                  The following  items were the
                                                  subject of a Form 12b-25 and
                                                  are included  herein:
                                                    Items 6, 7,and 8
                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 1995 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from       to

Commission file number    33-76970

                  WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P.,
                            Series 4 through Series 9
             (Exact name of registrant as specified in its charter)


California                         33-0531301 (Series 4) & 33-0676287 (Series 5)
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
                    (Address of principal executive offices)

                                 (714) 662-5565
                         (Registrant's telephone number,
                              including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) - Inapplicable.

                      DOCUMENTS INCORPORATED BY REFERENCE

         None

PART I.

ITEM 1.  BUSINESS:
- ------------------

Organization
- ------------

WNC California Housing Tax Credits IV, Series 4 - Series 9 are California limited partnerships formed under the laws of the State of California. The Partnerships were formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for Federal and (in some cases) California low-income housing tax credits (the "Housing Tax Credit"). As of December 31, 1995 WNC California Housing Tax Credit Fund IV, L.P., Series 4 ("Series 4") and WNC California Housing Tax Credit Fund IV, L.P., Series 5 ("Series 5") are the only registrants to have commenced an offering. Series 4 commenced operations on July 26, 1994 and Series 5 commenced operations on February 27, 1996. Series 4 and Series 5 are collectively referred to as the "Partnerships".

Investors in one Series have no rights, title or interest in the operations, distributions or tax credits of any other Series. The general partner of Series 4 is WNC California Tax Credits IV, L.P. The general partner of WNC California Tax Credit Partners IV, L.P. is WNC & Associates, Inc. The general partner of Series 5 is WNC & Associates, Inc. (The "General Partner" will refer to the respective general partner of Series 4 or Series 5.) The business of the Partnerships is conducted primarily through WNC & Associates, Inc. as the Partnerships and WNC California Tax Credits IV, L.P. have no employees of their own. Holders of Limited Partnership Interests are referred to herein as "Limited Partners." Series 4 conducted its public offering ("Offering") from July 1994 to August 1995. 25,000 Units of Limited Partnership Interests ("Limited Partnership Interests"), at a price of $1,000 per Limited Partnership Interest were offered. Since inception a total of 11,500 Limited Partnership Interests representing approximately $11,099,000 were sold throughout the offering. Enova Financial, Inc., a California corporation which is not an affiliate of the Partnerships or either General Partner, has purchased 5,096 Units, which represents 44.3% of the Units outstanding for Series 4. Enova Financial, Inc. invested $4,712,000 due to a volume discount of $384,000. Series 5 commenced its offering of 25,000 Limited Partnership Interests on November 9, 1995. As of December 31, 1995, Series 5 had received subscriptions for 1,145 Limited Partnership Interests consisting of cash of $1,103,000 and $25,000 in promissory notes receivable. As of March 31, 1996, Series 5 had received subscriptions for 1,981 Limited Partnership Interests consisting of cash of $1,943,500 and $37,500 in promissory notes
receivable.   Sales  of  Limited  Partnership  Interests  are  continuing.   The
Partnerships have applied and will apply funds raised through their public offerings, including the installment payments of the Limited Partners' promissory notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves and expenses of the Offerings.

Description of Business
- -----------------------

The Partnerships' principal business is to invest as a limited partner in local limited partnerships ("Local Limited Partnerships") each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal low-income housing tax credit ("Housing Tax Credit"). The Tax Reform Act of 1986 (the "1986 Act") replaced most existing federal tax incentives for low-income housing with Section 42 of the Internal Revenue Code, which provides for the Housing Tax Credit. In general, an owner of a low-income housing project under (i) federal law is entitled to receive the Federal Housing Tax Credit in each year of a ten-year period (the "Credit Period") and (ii) under California Revenue and Taxation Section 17058 is entitled to receive the California Housing Tax Credit in each year of a four-year period. The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

The Partnerships' investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Housing Tax Credit could be recaptured and neither the Partnerships' investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnerships will be able to dispose of their interests in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnerships' investments could be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnerships. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because each Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partners and the general partners of the Local Limited Partnerships, there can be no assurance that either Partnership's operations will be profitable or that the anticipated Housing Tax Credits will be available to Limited Partners.

The Apartment Complexes owned by the Local Limited Partnerships in which the Partnerships have invested or are expected to invest were or are being developed by the general partners of the respective Local Limited Partnerships ("Local General Partners") who acquired the sites and applied for applicable mortgages and subsidies. The Partnerships became or will become the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, each Partnership's liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

Series 4 As of December 31, 1995, Series 4 had invested in six Local Limited Partnerships. Subsequent to December 31, 1995, the Partnership identified three additional Local Limited Partnerships (and acquired two of these). Each of these Local Limited Partnerships owns an Apartment Complex that is or is expected to be eligible for the Housing Tax Credit. These investments represent approximately 100% of the offering proceeds available for investment.

The following is schedule of the status of the ten Apartment Complexes owned by the ten Local Limited Partnerships invested in or identified by the Partnership as of March 31, 1996:




                                 Construction        Under
                              or Rehabilitation    Construction    Construction
                                 Completed      or Rehabilitation   Not Started

                                 ----------------------------------------------
Properties acquired by 12/31/95 ........ 4                2             0
Properties acquired subsequent to ...... 1                1             0
12/31/95                                 1                1             0
Properties identified but not
acquired as of March 31, 1996            1                0             1





The following is a schedule of the status as of December 31, 1995, of the Apartment Complexes owned by Local Limited Partnerships in which Series 4 was a limited partner:


SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
IN WHICH SERIES 4 HAS AN INVESTMENT AS OF DECEMBER 31, 1995


                                      No. of   Units       Units      Percentage
Name & Location                       Units    Completed   Occupied    Occupancy
- -------------------------------------------------------------------------------
Colonial Village Auburn .............   56        56          54          98%
  Auburn, CA
- -------------------------------------  ---        ---         ---         ---
Maharlika ...........................   69         0           0           0%
  Stockton, CA
- -------------------------------------  ---        ---         ---         ---
Rancheria Gardens Apartments ........   14         0           0           0%
  Santa Barbara, CA
- -------------------------------------  ---        ---         ---         ---
Sycamore Hills ......................   24         24          23         96%
  Salem, IN
- -------------------------------------  ---        ---         ---         ---
Wills Point .........................   36         36          22         61%
  Wills Point, TX
- -------------------------------------  ---        ---         ---         ---
Woodlake ............................   47         47          36         78%
  Woodlake, CA
- ------------------------------------   ---        ---         ---         ---

                                       246        127         113         89%
                                       ===        ===         ===         ==

SERIES 5
- --------

As of December 31, 1995, Series 5 had not invested in any Local Limited Partnerships but had identified one Local Limited Partnership. This Local Limited Partnership owns an Apartment Complex that is expected to be eligible for the Housing Tax Credits and also benefits from government programs promoting low or moderate income housing. Construction of this 82 unit building commenced in February 1996. Series 5 acquired this Local Limited Partnership on March 28, 1996.

SERIES 4
- --------

Description of Local Limited Partnerships
- -----------------------------------------

     Series 4 has become a limited partner in Colonial Village Auburn, a California limited partnership ("COLONIAL-AUBURN"); Eagleville Associates I, a Missouri limited partnership ("EAGLEVILLE"); Maharlika, a California Limited Partnership ("MAHARLIKA"); Rancheria Gardens Apartments, a California limited partnership  ("RANCHERIA");  Pawnee  Associates  I,  L.P.,  a  Missouri  limited partnership  ("PAWNEE");  Sycamore  Hills L.P., an Indiana  limited  partnership
("SYCAMORE"); Wills Point Crossing, L.P., a Georgia limited partnership qualified to do business in Texas ("WILLS POINT"); and Woodlake Valencia Partners, a California limited partnership ("WOODLAKE").

     COLONIAL-AUBURN owns the Colonial Village Auburn Apartments in Auburn, California; EAGLEVILLE owns the Shamrock Estates Apartments in Eagleville, Missouri; MAHARLIKA owns the Filipino Community Building in Stockton, California; PAWNEE owns the Countryside Manor Apartments in Pawnee, Illinois; RANCHERIA owns the Rancheria Gardens Apartments in Santa Barbara, California; SYCAMORE owns the Sycamore Hills Apartments in Salem, Indiana; WILLS POINT owns Wills Point Crossing Apartments in Wills Point, Texas; and WOODLAKE owns Valencia House in Woodlake, California.

     Series 4 expects to become a limited partner in Chadron Apartments I Limited Partnership, a Nebraska limited partnership ("CHADRON"). CHADRON owns the Chadron Apartments in Chadron, Nebraska.


     The following tables contain information concerning the Local Limited Partnerships identified above.

- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Local             Project Name     Estimated        Estimated       Number of
     Basic Monthly    Permanent        Local Limited
Limited                            Construction     Development     Apartment
Units  Rents            Mortgage Loan    Partnership's
Partnership                        Completion       Cost With Land
                      Amount           Anticipated

                                       Tax Credits



(1)
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------


Chadron           Chadron          November         $1,016,432      4 2BR units
     $285             $400,000         $894,940
                  Apartments       1996                             12 3BR
units     $385             FNBO (2)         (federal)

                  8 buildings

- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Colonial-         Colonial         May 1995         $6,184,639      28 2BR
units     $458-555         $2,145,000       $4,467,790
Auburn            Village                                           28 3BR
units     $528-640         Home             (federal)
                  Auburn
                      Savings (3)
                  Apartments
                                       $1,489,263

                                       (California)
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Eagleville        Shamrock         March            $429,860        10 1BR
units     $191             $358,000         $150,280
                  Estates          1996                             6 2BR units
     $250             RECDS (5)        (federal)
                  Apartments

                   (4)

- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Maharlika         Filipino         October          $3,162,402      69 1BR
units     267              $436,000         $1,958,000
                  Community        1995
                      Home             (federal)
                  Building
                      Savings (6)
                  (4)
                                       $946,961

                      $451,800         (California

                      HOME (7)


                      $107,200

                      CDBG (7)


                      $603,200

                      RDA (7)
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- ------------
Pawnee            Countryside      June 1996        $773,261        10 1BR
units     $275             $615,264         $253,520
                  Manor                                             10 2BR
units     $304             RECDS (5)        (federal)
                  Apartments

                  (4)

- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Rancheria         Rancheria        October          $1,886,829       8 2BR
units     $463-565         $400,000         $1,334,550
                  Gardens          1995                              5 3BR
units     $526-644         Santa            (federal)
                  Apartments                                         1 4BR unit
     $716             Barbara Bank

                      & Trust (8)      $462,852

                                       (California)

                      $570,940

                      Santa

                      Barbara City

                      RDA (9)
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Sycamore          Sycamore         August           $840,000        22 1BR
units     $236             $814,800         $346,000
                  Hills            1994                             2 2BR units
     $262             RECDS(5)         (federal)
                  Apartments
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Woodlake          Valencia House   February 1996    $3,084,533      47 1 BR
units    $202             $176,121         $2,226,740

     $266             CCRC (10)        (federal)

     $290             $1,000,000

                      HOME (11)        $1,136,985

                                       (California)
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Wills             Wills Point      September        $1,021,000       8 1BR
     $240             $990,370         $447,050
Point             Crossing         1995                             units
                      RECDS(5)         (federal)
                  Apartments                                        28 2BR
     $275
                                                                    units
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------



(1) Federal Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available with respect to an Apartment Complex, Series 4 will receive only that percentage of the annual credit which corresponds to the number of months during which Series 4 was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service.

     California Low Income Housing Credits are available over a four-year period. The full amount of the first-year California Low Income Housing Credit can be claimed in the year in which the low-income units are occupied, regardless of the month of occupancy. Notwithstanding, the amount of the California Low Income Housing Credits which can be allocated to Series 4 by a Local Limited Partnership in the first year must be pro-rated if Series 4 is not a limited partner of the Local Limited Partnership owning the Apartment Complex at the time it is first placed in service.

(2) First National Bank of Omaha ("FNBO") will provide the mortgage loan for a term of 12 years at a variable interest rate. The interest rate will be adjusted every 36 months to an annual rate of 225 basis points over the three-year Treasury Constant Maturities rate. The note will have a minimum rate of 8.5% and a maximum rate of 12.5%. Principal and interest will be payable monthly based on a 25-year amortization schedule.

(3) Home Savings of America will provide the mortgage loan at a fixed interest rate equal to the rate established by the 11th District Federal Home Loan Bank plus 1.5% per annum. The loan will be for a 15-year term, with principal and interest payable monthly based on a 30-year amortization schedule. The then outstanding principal amount will be due at maturity.

(4)  Maharlika   is  senior   citizen   housing.   Eagleville   and  Pawnee  are
     rehabilitation properties.

(5) RECDS (formally the Farmers Home Administration) of the United States Department of Agriculture provides mortgage loans under the FmHA Section 515 Mortgage Loan Program. The mortgage loan is a 50-year loan and bears annual interest at a market rate prior to reduction of the interest rate by a mortgage interest subsidy to an annual rate of 1%, with principal and interest payable monthly based on a 50-year amortization schedule.

(6) Home Savings of America will provide the first mortgage loan at a variable interest rate equal to the rate established by the 11th District Federal Home Loan Bank plus 2.5% per annum. The loan will be for a 15-year term, with principal and interest payable monthly based on a 30-year amortization schedule. The then outstanding principal amount will be due at maturity.

(7) HOME will provide the second mortgage loan at a fixed interest rate of 7.5% per annum for a term and amortization period of 40 years, Community Development Block Grant program ("CDBG") will provide the third mortgage loan at a fixed interest rate of 3% per annum for a term and amortization period of 47 years, and Stockton Redevelopment Agency ("RDA") will provide the fourth mortgage loan at a fixed interest rate of 3% per annum for a term and amortization period of 45 years. Prior to maturity the loans will be paid annually, but only to the extent cash from operations of the Apartment Complex is available therefor after payment of operating expenses, debt service on the first mortgage and an amount equal to $15,000. The unpaid balances will be due on the respective maturity dates of the loans.

(8) Santa Barbara Bank & Trust will provide the mortgage loan at an interest rate determined as follows: years 1-15, a rate equal to the 20-year Treasury Bond rate plus 2.875% per annum; years 16-30, a rate equal to the 5-year Treasury Bond rate plus 2.5% per annum. Adjustments to the interest rate will be made in years 16, 21 and 26. The term of the loan will be 30 years, with principal and interest payable monthly based on a 30-year amortization period.

(9) Santa Barbara City Redevelopment Agency ("RDA") will provide the second mortgage loan at a fixed interest rate of 4.5% per annum, with $5,000 to be paid per year, and the balance to be accrued until maturity. The term of the loan and the amortization period will be 30 years.


(10) California Community Reinvestment Corporation will provide a mortgage loan for a term of 30 years at an annual interest rate of 9%, with principal and interest payable monthly based on a 30-year amortization schedule.

(11) HOME will provide a mortgage loan for a term of 40 years at an annual interest rate equal to the applicable Federal rate, with principal and interest payable monthly based on a 40-year amortization schedule.

Chadron (CHADRON): Chadron (population 5,600) is the county seat of Dawes County, and is in northwestern Nebraska at the intersection of U.S. Highways 385 and 20. Basic economic activities of Chadron, a county seat and college town, include retail and wholesale sales, farming, ranching, cattle feeding, transportation and tourism. The major employers for Chadron residents are Chadron State College, Chadron Community Hospital and Chadron city schools

Auburn (COLONIAL-AUBURN): Auburn (population 10,500) , the county seat of Placer County, is located at the intersection of Interstate Highway 80 and State Highway 49, approximately 30 miles northeast of Sacramento. The population of Auburn is approximately 10,500. The largest employment sector for Placer County residents is in the services industry (primarily health services and hotel and lodging services). Retail trade is the second largest employment sector. Some of the largest manufacturing employers for Auburn residents are Coherent (optic and laser systems), American Forest Products (lumber), and R&W Products (industrial ceramics).

Eagleville (EAGLEVILLE): Eagleville (population 275) is in Harrison County, in northeastern Missouri, at the intersection of Interstate Highway 35 and County Highway N, approximately 14 miles north of Bethany. The major employers for residents of Eagleville are Premium Standard Farm and Continental Grain.

Pawnee  (PAWNEE):   Pawnee   (population   2,400)  is  in  Sangamon  County,  in
west-central Illinois, on Interstate Highway 55. Springfield is located approximately 15 miles north of Pawnee. The major employers for Pawnee residents are Central Illinois Power and the state government.

Stockton (MAHARLIKA): Stockton, the county seat of San Joaquin County, is located approximately 80 miles east of San Francisco and 40 miles south of Sacramento. In 1990, the population of Stockton was approximately 195,000. Historically, the economy of Stockton has been based in agricultural production and processing. In recent years the economic base has broadened to include electronics and construction materials production. Stockton is also becoming a major distribution center.

Santa Barbara (RANCHERIA): Santa Barbara, the county seat of Santa Barbara County, is located on U.S. Highway 101 on the Pacific coast, 90 miles northwest of Los Angeles. The population of Santa Barbara is approximately 370,000. The economy of Santa Barbara is based primarily in tourism. The city's largest employers are the University of California at Santa Barbara, Santa Barbara County government, and Carter's Hospital.

Salem (SYCAMORE): Salem, the county seat of Washington County, Indiana, is located approximately 100 miles south of Indianapolis in the southern portion of Indiana at the intersection of State Highways 56, 60, 135, and 160. The population of Salem is approximately 5,600. The largest categories of employment in Washington County are manufacturing and wholesale and retail trade. The major employers in the Salem area are Smith Cabinet & Child Craft (juvenile furniture), ICM/Krebsoge (powder metal products), and Kimball International (office furniture).

Woodlake (WOODLAKE): Woodlake, Tulare County, California is located at the intersection of State Highways 245 and 216, approximately six miles northwest of Visalia and approximately 50 miles southeast of Fresno. The population of Woodlake is approximately 6,300. The major employers for Woodlake residents are Dryvip Systems (stucco manufacturer), Fruit Growers (agricultural chemicals manufacturer), and Golden State Packers (fruit packers).

Wills Point (WILLS POINT): Wills Point (population 3,000) is located in Van Zandt County, in the northeast section of Texas, approximately 50 miles east of Dallas, at the intersection of U.S. Highway 80 and State Highway 64. Canton, the county seat, is located 13 miles southeast of Wills Point. The largest employers for Wills Point residents are the school district and Cushie Manufacturing (diapers).


- ------------------ --------------------------- --------------------
- ----------------------------------------- ------------------

 Sharing Ratio:


            Allocations
Local              Local
            and Sale or       Series 4's
Limited            General                     Property
            Refinancing       Capital
Partnership        Partners                    Manager (1)          Cash Flow
(2)           Proceeds          Contributions (3)
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Chadron            Retro Development Inc.      Retro Management     Series 4:
first        99/1 (4)          $483,000
                                               Group, Inc.          $2,500
            25/75 (5)
                   Most Worshipful Prince                           LGP:  next
$2,500
                   Hall Grand Lodge                                 The balance:
                                                                    Series 4:
25%
                                                                    LGP:  75%
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Colonial-          The S. P. Thomas Company    FPI Management,      1995-1998:
Series 4:   99/1  (4)         $3,184,640
Auburn             of Northern California,     Inc.                 first
$5,000,           51/49 (5)
                   Inc.                                             balance to
LGP;
                                                                    1999-2002
                   Project GO, Inc.                                 Series 4:
first
                                                                    $8,500
balance to LGP
                                                                    Thereafter
                                                                    Series 4:
75%
                                                                    LGP: 30%
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Eagleville         Joseph A. Shepherd          Lockwood Realty,     Series 4:
Greater      99/1 (4)          $82,000
                                               Inc.                 15% or $300
            50/50 (5)
                   Kenneth M. Vitor                                 LGP:  40%
                                                                    Balance:
50/50
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------

- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Maharlika          Daniels C. Logue            Daniels C. Logue     Series 4:
1/3           99/1  (4)         $1,524,233
                                               Development and      LGP:  2/3
            50/50 (5)
                   Cyrus Youssefi              Construction Co.,
                                               Inc.
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Pawnee             Joseph A. Shepherd          Lockwood Realty,     Series 4:
Greater      99/1 (4)          $138,000
                                               Inc.                 15% or $300
            50/50 (5)
                   Kenneth M. Vitor                                 LGP:  40%
                                                                    Balance:
50/50
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Rancheria          Richard Bialosky            Real Estate          Series 4:
1/3           99/1  (4)         $960,891
                                               Concepts, Inc.       LGP:  2/3
            50/50 (5)
                   Detlev Peikert

                   Community Housing
                   Assistance Program, Inc.
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Sycamore           Larry A. Swank              Sterling             Series 4:
1st $500     99/1 (4)          $184,972
                                               Management Ltd.,     LGP:  2nd
$1,500        25/75 (5)
                   Lance A. Swank              Inc.                 Balance:
                                                                    Series 4:
99%
                                                                    LGP:  1%
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Woodlake           Philip R. Hammond, Jr.      The Management       Series 4:
1/3          99/1 (4)          $1,798,247
                                               Company              LGP:  2/3
            51/49 (5)
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Wills               1600 Capital               M-DC Group,           Series 4:
1st           99/1  (4)        $234,567
Point               Company,                   Inc., dba            $815
             50/50 (5)
                   Inc.                        Alpha                LGP: 2nd
                                               Management           $1,635
                                                                    Balance:
99/1
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------


(1) The maximum annual management fee payable to the property manager generally is determined pursuant to lender regulations. The Local General Partners are authorized to employ either themselves or one of their Affiliates, or a third party, as a property manager for leasing and management of the Apartment Complex so long as the fee therefor does not exceed the amount authorized and approved by the lender for the Apartment Complex.

(2) Reflects the amount of the net cash flow from operations, if any, to be distributed to Series 4 and the Local General Partners ("LGP") of the Local Limited Partnership for each year of operations. Generally, to the extent that the specific dollar amounts which are to be paid are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(3) Series 4 will make its capital contributions to the Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled.

(4) Subject to certain special allocations, reflects the respective percentage interests of Series 4 and the Local General Partners in profits, losses and Low Income Housing Credits commencing with entry of Series 4 as a limited partner.

(5) Reflects the respective percentage interests of Series 4 and the Local General Partners in any net cash proceeds from sale or refinancing of the Apartment Complexes, after payment of the mortgage loan and other Local Limited Partnership obligations, in the order set forth: Chadron: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Colonial-Auburn: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Eagleville: Series 4's capital contribution, and the Local General Partners' sales preparation fee.
     Maharlika: Series 4's capital contribution, and the capital contribution of the Local General Partners. Pawnee: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Rancheria: The Local General Partners' sales preparation fee, Series 4's capital contribution, and the capital contribution of the Local General Partners. Sycamore:
     Series 4's capital contribution, and the Local General Partners' sales preparation fee. Woodlake: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Wills Point: : An amount equal to the financial interest of the Local General Partner, as determined in accordance with RECDS regulations, Series 4' capital contribution (less previous distributions); an amount equal to any operating deficit loan to
     the  Local  General  Partner;   and  the  Local  General   Partner'  sales
     preparation  fee.

As used above, the term "sales preparation fee" means a fee in the amount of 3% (6% for Rancheria) of sale or refinancing proceeds.

SERIES 5
- --------

Description  of Local  Limited  Partnerships
- --------------------------------------------

Series 5 is a limited  partner in  Charleston  Place  Apartments,  a  California
limited  partnership  ("CHARLESTON".   CHARLESTON  owns  the  Charleston  Place
Apartments in Stockton, California.

The  following   tables  contain   information   concerning  the  Local  Limited
Partnership identified above.

- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Local             Project Name     Estimated        Estimated       Number of
     Basic Monthly    Permanent        Local Limited
Limited                            Construction     Development     Apartment
Units  Rents            Mortgage Loan    Partnership's
Partnership                        Completion       Cost With Land
                      Amount           Anticipated

                                       Tax Credits

                                                (1)
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------
Charles-          Charleston       September        $5,650,000       8 1BR
units     $294-370         $1,051,000       $4,131,190
Ton               Place            1996                             48 2BR
units     $354-445         CCRC (2)         (federal)
                  Apartments                                        20 3BR
units     $410-515
                                                                     6 4BR
units     $453-570         $65,000          $1,432,785

                      Local   General  (state)

                      Partner (3)


                      $605,000

                      City of

                      Stockton (3)


                      $75,000

                      City of

                      Stockton (3)


                      $522,000

                      City of

                      Stockton (3)


                      $675,000

                      City of

                      Stockton(3)
- ----------------- ---------------- ---------------- ---------------
- ---------------- ---------------- ---------------- -------------

(1) Federal Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available, Series 5 will receive only that percentage of the annual credit which corresponds to the number of months during which Series 5 was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service

     California Low Income Housing Credits are available over a four-year period. The full amount of the first-year California Low Income Housing Credit can be claimed in the year in which the low-income units are occupied, regardless of the month of occupancy.

(2) California Community Reinvestment Corporation ("CCRC")will provide the first mortgage loan for a term of 30 years at an annual interest rate of 2.25% over the monthly average yield on United States Treasury Securities, but not greater than 9% per annum.. Principal and interest will be payable monthly based on an 30-year amortization schedule.

(3) Pursuant to requirements of the City of Stockton, PAM Developments Inc., one of the Local General Partners, will provide a loan in the amount of $65,000. The City of Stockton will provide four mortgage loans in the respective amounts set forth above. The loan from the Local General Partner will not bear interest and will have an indefinite term; the loan from the City of Stockton in the amount of $605,000 will bear interest at the rate of 6% per annum and will mature on the earlier of 25 years from the date a certificate of occupancy is issued by the City of Stockton or the date the Property is sold or refinanced: and the other three loans from the City of Stockton each will bear interest at the rate of 1.45% or 1.6% per annum and will mature on the earlier of 45 years from the date a certificate of occupancy is issued or the date the Property is sold or refinanced. Repayment of the loans will be from "Net Annual Cash Flow" defined as the Local Limited Partnership's income less (i) costs for management, administration, payroll, maintenance, utilities, insurance, property taxes, and reserves; (ii) debt service on the CCRC mortgage; (iii) payments on the Local General Partner loan; and (iv) $10,000. Twenty-five percent of Net

     Annual Cash Flow will belong to CHARLESTON and the other 75% of Net Annual Cash Flow, will be used to repay the loan from the City of Stockton in the amount of $605,000, and, after payment in full thereof, to repay, prorata based on the outstanding principal amounts, the other three loans from the City of Stockton.

Stockton (CHARLESTON): Stockton, the county seat of San Joaquin County, is located approximately 80 miles east of San Francisco and 40 miles south of Sacramento. In 1990, the population of Stockton was approximately 195,000. Historically, the economy of Stockton has been based in agricultural production and processing. In recent years the economic base has broadened to include electronics and construction materials production. Stockton is also becoming a major distribution center.

- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------


            Allocations
Local              Local
            and Sale or       Series 5's
Limited            General                     Property
            Refinancing       Capital
Partnership        Partners                    Manager (1)          Cash Flow
(2)           Proceeds          Contributions (5)
- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------
Charleston         David J.                    PAM                  Series 5:
greater of   99/1 (3)          $3,032,307
                   Michael                     Development,         15% or
$5,000           50/50 (4)
                                               Inc.                 LGP:  40%
                   PAM                                              Balance:
                   Development,                                     Series 5:
50%
                   Inc.                                             LGP:  50%


- ------------------ --------------------------- --------------------
- ----------------------- ----------------- ------------------

(1) The maximum annual management fee payable to the property manager generally is determined pursuant to lender regulations. The Local General Partners are authorized to employ either themselves or one of their Affiliates, or a third party, as property manager for leasing and management of the Apartment Complex so long as the fee therefor does not exceed the amount authorized and approved by the lender for the Apartment Complex.

(2) Reflects the amount of the net cash flow from operations, if any, to be distributed to Series 5 and the Local General Partners ("LGP") of the Local Limited Partnership for each year of operations. Generally, to the extent that the specific dollar amounts which are to be paid to Series 5 are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(3) Subject to certain special allocations, reflects the respective percentage interests of Series 5 and the Local General Partners in profits, losses and Low Income Housing Credits commencing with entry of Series 5 as a limited partner.

(4) Reflects the percentage interests of Series 5 and the Local General Partners in any net cash proceeds from sale or refinancing of the Apartment Complex, after payment of the mortgage loan and other Local Limited Partnership obligations and the following, in the order set forth: the capital contribution of Series 5; and the capital contribution of the Local General Partners.

(5) Series 5 will make its capital contributions to the Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled.

ITEM 3.  LEGAL PROCEEDINGS:
- ---------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
- -------------------------------------------------------------

Not applicable.


PART II.
- --------

ITEM 5.  MARKET FOR THE  REGISTRANT'S  PARTNERSHIP  INTERESTS  AND  RELATED
- ---------------------------------------------------------------------------
         SECURITY HOLDER MATTERS:
         ------------------------

The Limited Partnership Interests are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Limited Partnership Interest. Limited Partnership Interests can be assigned only if certain requirements in the Partnership's Agreement of Limited Partnership ("Partnership Agreement") are satisfied. At December 31, 1995, there were 432 registered holders of Limited Partnership Interests in Series 4. As of December 31, 1995, Series 5 had not raised the minimum offering amount of $1,400,000 and consequently had not admitted any Limited Partners.

Neither Partnership was designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Notwithstanding the preceding, inasmuch as Series 4 did not generate Tax Credits in 1994, Series 4 distributed to each Limited Partner admitted during 1994 an amount equal to 8%, annualized, of the purchase price of the Limited Partner's Units, calculated from the date Series 4 received the Limited Partner's subscription through December 31, 1994. The distribution, in an aggregate amount of $18,302, occurred during the first quarter of 1995 and was funded by cash contributed to Series 4 by WNC & Associates, Inc. Accordingly, the distributions had no effect on the amount of cash available to Series 4 for investment. Series 4 did not generate any significant amounts of income for book or tax purposes during 1994. Accordingly, the distributions constitute a return of , rather than a return on, capital. Prospective investors should note that although distributions reduce the capital accounts of the Limited Partners receiving the distributions, the distributions generally will not otherwise affect subsequent distributions or allocations of income or loss because distributions and allocations generally are determined based on the number of Units outstanding and not as a result of the amount of invested capital. This was an extraordinary distribution and no further distributions from funds of WNC & Associates, Inc. are anticipated for either Series 4 or Series 5. Limited Partners in Series 4 received Federal and state Housing Tax Credits in 1995 of $12 and $70 per Unit, respectively.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

SERIES 4
- --------
                                                         For the Period July 26,
                                                           1994(Date Operations
                                 For Year Ended                Commenced) to
                              December 31, 1995               December 31,1994
                              -----------------               ----------------

   Revenues                          $  160,888                     $    1,613
   Partnership operating
    expenses                           (137,234)                       (13,399)
   Equity in income (loss) from
    limited partnerships               (100,224)                         2,212
                                       --------                          -----
          Net loss                     $(76,570)                       $(9,574)
                                       ========                        =======
   Net loss per weighted
    limited partner units                   $(9)                         $(11)
                                            ===                          ====

   Total assets                     $12,347,056                      $5,198,745
                                    ===========                      ==========
   Investments in
    limited partnerships             $8,494,018                      $3,355,553
                                     ==========                      ==========
   Payable to
    limited partnerships             $2,785,857                        $584,640
                                     ==========                        ========
   Accrued fees and expenses
    due to affiliates                  $102,526                      $1,700,543
                                       ========                      ==========


Series 4 was organized on February 16, 1994 and had only minimal activity until December 19, 1994, the date the Partnership's minimum offering requirement was satisfied. Series 4's Offering of Limited Partnership Interests commenced on July 26, 1994. Due to these factors and the nature of Series 4's business (i.e., raising capital and acquiring Local Limited Partnership Interests over the first several years of its term), the data provided above will not be directly comparable from year to year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



SERIES 5
- --------                                        From Inception (September
                                                       12, 1995) to
                                                    December 31, 1995
                                                    -----------------
         Revenues                                           $0
         Partnership operating
          expenses                                           0
         Equity in  income from
          limited partnerships                               0
                                                             -
         Net loss                                           $0
                                                            ==
         Net loss per weighted
          limited partner                                   $0
                                                            ==
         Total assets                                   $1,000
                                                        ======

                                             From Inception (September
                                                       12, 1995) to
                                                    December 31, 1995
                                                    -----------------
         Investments in
          limited partnerships                               0
                                                             =
         Payable to
          limited partnerships                               0
                                                             =
         Accrued fees and expenses
          due to affiliates                                  0
                                                             =


Series 5 was organized on September 12, 1995 and had only minimal activity through December 19, 1995. Series 5's Offering of Limited Partnership Interests commenced on November 9, 1995 and it had not raised the minimum offering amount of $1,400,000 by December 31, 1995. See "Organization." Due to these factors and the nature of Series 5's business (i.e., raising capital and acquiring Local Limited Partnership Interests over the first several years of its term), the data provided above will not be directly comparable from year to year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
- ---------------------------------------------------------------------------
         RESULTS OF OPERATIONS:
         ----------------------

Liquidity and Capital Resources
- -------------------------------

SERIES 4

Series 4's primary source of capital has been the proceeds from its Offering of Limited Partnership Interests (called "Units" herein).

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net increase in cash and cash equivalents of approximately $3,342,000 and $485,000 for the years ended December 31, 1995 and 1994, respectively. This increase in cash was provided by Series 4's financing activities, including the proceeds from its Offering and, for 1994, the short term indebtedness described below. Cash from financing activities for the period ended December 31, 1995 and 1994 of approximately $5,295,000 and $4,201,000, respectively was sufficient to fund the investing activities of Series 4 (i.e., capital contributions and loans to Local Limited Partnerships) of approximately $1,979,000 and $3,718,000, respectively. Cash provided and used by the operating activities of Series 4 was minimal compared to its other activities. Cash provided consisted primarily of interest received on cash deposits and Limited Partner Promissory Notes, and cash used consisted primarily of payment for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1995 and 1994 Series 4 was indebted to WNC & Associates, Inc. in the amounts of approximately $102,500 and $1,701,000, respectively. The component items of such indebtedness were as follows:

                                                           1995         1994
                                                           ----         ----
Accrued Acquisition Fees ..........................   $   14,000   $  151,000
Advances to pay Front-End Fees ....................       55,000      286,000
Advances to make loans and capital contributions to
Local Limited Partnerships ........................            0    1,264,000
Accrued Asset Management Fees .....................       32,000            0
Accrued expense reimbursements ....................        1,500            0

WNC & Associates, Inc. obtained the necessary funds for the 1994 advance of $1,264,000 pursuant to a bank line of credit. As permitted by Series 4's Partnership Agreement, such funds bore interest at the lender's rate (i.e., the rate paid by the WNC & Associates, Inc. pursuant to its line of credit) which ranged from 9.75% to 10.5% per annum. In addition, Series 4 obtained a bank loan in the amount of $1,200,000. The loan bore interest at a variable rate equal to 0.75% under the prime rate as published in The Wall Street Journal, which ranged from 7.0% to 8.25% per annum, and was payable interest only on a monthly basis until April 1995, when the entire principal amount matured and was repaid.

Series 4 terminated its offering of Units in August 1995 at which time it had received and accepted subscriptions for 11,500 Units. The following information pertains to Series 4's investments in Local Limited Partnerships:

                                   March 31, 1996          December 31 1995
    December  31, 1994
                                   --------------          ----------------
    ------------------
  Capital contributions made to
  Local Limited Partnerships         $5,694,000                 $5,102,000
           $2,743,000
- --------------------------------------------------------------------------------
- -----------------------
  Commitments for additional
   capital contributions made to
   Local Limited Partnerships        $2,682,000                 $2,786,000
           $3,500,000
- --------------------------------------------------------------------------------
- -----------------------
  Loans outstanding to Local
   Limited Partnerships                      $0                         $0
           $1,099,000
- --------------------------------------------------------------------------------
- -----------------------


Of the loans outstanding as of December 31, 1994, approximately $147,000 was loaned to Sycamore and $500,000 was loaned to Maharlika. These amounts were applied to Series 4's purchase price upon acquisition of those Local Limited Partnership Interests in 1995. The balance of approximately $452,000 was loaned to a Local Limited Partnership in which Series 4 did not make an investment. This amount was repaid to Series 4 in August 1995.


SERIES 5

As of December 31, 1995, Series 5 had not raised the minimum offering amount of $1,400,000. Series 5 has made investments in, or commitments to, Local Limited Partnerships prior to the receipt of Offering proceeds in an amount sufficient to complete such investments. It is possible that Series 5 ultimately will not receive sufficient proceeds to meet all of its obligations with respect to its investments. If not, Series 5 would attempt to sell one or more Local Limited Partnership Interests for the best price obtainable.

As of December 31, 1995, Series 5 had only nominal funds as it is newly formed, had not yet commenced operations and the capital anticipated to be raised through its public Offering of Units had not yet become available. Series 5 is raising equity capital from investors by means of a public offering and will apply such funds to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves and expenses of the Offering.

In February 1996, Series 5 raised the minimum offering amount. As of March 31, 1996, Series 5 had sold 1,981 Limited Partnership Interests consisting of cash of $1,943,500 and Limited Partner promissory notes of $37,500.

SERIES 4 AND SERIES 5
- ---------------------

Prior to sale of the Apartment  Complexes,  it is not
expected that any of the Local Limited Partnerships in which the Partnerships have invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount. Distributions to the Partnerships would first be used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated the Partnerships will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

Notwithstanding the preceding, inasmuch as Series 4 did not generate Housing Tax Credits in 1994, Series 4 distributed to each Limited Partner admitted during 1994 an amount equal to 8%, annualized, of the purchase price of the Limited Partner's Limited Partnership Interests, calculated from the date Series 4 received the Limited Partner's subscription through December 31, 1994. The distribution, in an aggregate amount of $18,302, occurred during the first quarter of 1995 and was funded by cash contributed to Series 4 by WNC & Associates, Inc. Accordingly, the distributions had no effect on the amount of cash available to Series 4 for investment. Series 4 did not generate any significant amounts of income for book or tax purposes during 1994. Accordingly, the distributions constitute a return of , rather than a return on, capital. Prospective investors should note that although distributions reduce the capital accounts of the Limited Partners receiving the distributions, the distributions generally will not otherwise affect subsequent distributions or allocations of income or loss because distributions and allocations generally are determined based on the number of Limited Partnership Interests outstanding and not as a result of the amount of invested capital. Prospective investors should also note that this was an extraordinary distribution and that no further distributions from WNC & Associates, Inc.'s funds are anticipated for either Series 4 or Series 5.

The Partnerships' investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnerships. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests will be sufficient to fund the Partnerships' investment commitments and proposed operations.

The Partnerships have or will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnerships for such purposes or to replenish or increase working capital reserves.

Under both Partnership Agreements, the Partnerships do not have the ability to assess their respective partners for additional capital contributions to provide capital if needed by the Partnerships or their Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the respective Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available because the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnerships' capital needs and resources are expected to undergo major changes during the first several years of operations as a result of the completion of their respective offerings of Units and acquisition of investments. Thereafter, the Partnerships' capital needs and resources are expected to be relatively stable over the holding periods of the investments.


Results of Operations
- ---------------------

SERIES 4

As discussed in Item 1 above, as of March 28, 1996, Series 4 had acquired interests in eight Local Limited Partnership Interests and identified for investment one other Local Limited Partnership Interest. Each of the Apartment Complexes owned by such Local Limited Partnerships has received a reservation or an allocation for Low Income Housing Tax Credits.

As  of  December  31,  1995,   Series  4  had  invested  in  six  Local  Limited
Partnerships, two of which had not yet commenced operations.

Consistent with Series 4's investment objectives, each Local Limited Partnership is generating or is expected to generate Housing Tax Credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its Apartment Complex and is generating or is expected to generate losses until sale of the Apartment Complex.

As  reflected  on  its  Statements  of  Operations,   Series  4  had  losses  of
approximately $76,600 and $9,600 for the years ended December 31, 1995 and 1994, respectively. The component items of revenue and expense are discussed below.

Revenue.
- --------
Revenues consisted entirely of interest earned on Limited Partner Promissory Notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 4 will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of investor capital.

Expenses.
- ----------
The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fee is equal to the greater of $2,000 for each Apartment Complex or 0.275 % of investor capital, and will be increased based on changes in the Consumer Price Index. The Asset Management Fee of approximately $16,050 was incurred in the year ended December 31, 1995. No Asset Management Fee was incurred during 1994.

Amortization expense consists of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Office  expense  consists  of  Series  4's  administrative   expenses,  such  as
accounting and legal fees, bank charges and investor reporting expenses.

Equity in Income from Local  Limited  Partnerships.
- ----------------------------------------------------

Series 4's equity in income
from Local Limited Partnerships is equal to approximately 99% of the aggregate net income of the Local Limited Partnerships incurred after admission of Series 4 as a limited partner thereof.

After rent-up, the Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

SERIES 5

As of December 31, 1995, Series 5 financial statements reflect only the initial capital contributions of $100 and $900, from the General Partner and original limited partner.


ITEM 8. FINANCIAL  STATEMENTS AND SUPPLEMENTARY  DATA:
- -------------------------------------------------------

The Financial Statements and Supplementary Data for Series 4 and Series 5 are listed under Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:
- --------------------------------------------------------------

Not applicable.

             WNC CALIFORNIA HOUSING TAX CREDITS, IV, L.P., SERIES 4
                       (A California Limited Partnership)

                For The Years Ended December 31, 1995 and For The
                Period July 26, 1994 (Date Operations Commenced)
                              To December 31, 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the accompanying balance sheets of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1995 and for the period July 26, 1994 (date operations commenced) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits IV, L.P., Series 4 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 69% and 65% of the total assets of WNC California Housing Tax Credits IV, L.P., Series 4 at December 31, 1995 and 1994, respectively. The financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and for the period July 26, 1994 (date operations commenced) to December 31, 1994 in conformity with generally accepted accounting principles.




                                                    /s/  CORBIN & WERTZ

Irvine, California
February 29, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Colonial Village - Auburn
(A California Limited Partnership)
Rocklin, California

We have audited the  accompanying  balance sheet of Colonial Village - Auburn (A
California Limited Partnership) as of December 31, 1995 and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our option.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colonial Village - Auburn (A California Limited Partnership) as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                            /s/  BURKE & REA

Stockton, California
April 10, 1996

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Maharlika, Ltd.
(A California Limited Partnership)
Sacramento, California

We have audited the accompanying balance sheet of Maharlika, Ltd. (A California Limited Partnership) as of December 31, 1995, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maharlika, Ltd. (A California Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/  BOWMAN & COMPANY, LLP

Stockton, California
January 26, 1996

                         REPORT OF INDEPENDENT AUDITORS


Partners
Sycamore Hills L.P.
Salem, Indiana

We have audited the accompanying balance sheet of Sycamore Hills, L.P. (an Indiana limited partnership), RECD Project Number 15-088-351865371, as of December 31, 1995 and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of Sycamore Hills L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion .

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sycamore Hills, L.P. as of December 31, 1995 and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

                                      /s/  CROWE, CHIZEK and COMPANY LLP

Elkhart, Indiana
February 8, 1996

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of Wills Point Crossing, L.P.:

We have audited the accompanying balance sheet of Wills Point Crossing, L.P. as of December 31, 1995, and the related statements of operations, partnership capital, and cash flows for the period of inception through December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion .

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wills Point Crossing, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the period of inception through December 31, 1995 in conformity with generally accepted accounting principles.


/s/  Jonathan Cocks & Associates
Certified Public Accountants
2929 North Central Expressway, Suite 250
Richardson, Texas  75080
February 28, 1996

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Woodlake Valencia Partners
(A California Limited Partnership)
Visalia, California

We have audited the accompanying balance sheet of Woodlake Valencia Partners (A California Limited Partnership) (A Development Stage Partnership), as of December 31, 1995 and the related statements of income, partners' equity, and cash flows for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the balance sheet provides a reasonable basis for our option.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Woodlake Valencia Partners (A
California Limited Partnership) (A Development Stage Partnership), as of December 31, 1995, in conformity with generally accepted accounting principles.


                                                         /s/  BURKE & REA

Stockton, California
April 30, 1996

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)






                                                   BALANCE SHEETS
                                             December 31, 1995 and 1994


ASSETS

                                                       1995               1994
                                                       ----               ----
Cash and cash equivalents ..................     $  3,827,214      $    484,771
Subscriptions receivable (Note 8)- .........             --             258,200
Loans receivable (Note 2) ..................             --           1,098,608
Investments in limited partnerships
 (Note 3) ..................................        8,494,018         3,355,553
Other assets ...............................           25,824             1,613
                                                       ------             -----

                                                 $ 12,347,056      $  5,198,745
                                                 ============      ============

LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Loan payable (Note 5) ....................     $       --        $  1,200,000
  Accrued interest payable .................             --              13,388
  Payable to limited partnerships
   (Note 6) ................................        2,785,857           584,640
  Accrued fees and advances due to
   General Partner and affiliate
   (Note 4) ................................          102,526         1,700,543
         -                                            -------         ---------

     Total liabilities .....................        2,888,383         3,498,571
                                                    =========         =========

Commitments and contingencies (Note 9)

Partners' equity (deficit) (Note 8):
  General partner ..........................          (14,581)           (3,015)
  Limited partner (25,000 units
   authorized, 11,500 and 2,157 units
   issued and outstanding at December
   31, 1995 and 1994, respectively) ........        9,473,254         1,703,189
   --- ----     -----                               ---------         ---------
     Total partners' equity ................        9,458,673         1,700,174
                                                    ---------         ---------

                                                 $ 12,347,056       $ 5,198,745
                                                 ============       ===========

                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994


                                                          1995            1994
                                                          ----            ----
Interest income ................................      $ 160,888       $   1,613

Operating expenses:
  Amortization .................................         16,056            --
  Partnership management fees
   (Note 4) ....................................         31,625            --
  Interest expense (Notes 4 and 5)                       79,853          13,387
  Office .......................................          9,700              12
                                                        137,234          13,399

Income (loss) from operations ..................         23,654         (11,786)

Equity in income (loss) of limited
 partnership (Note 3) ..........................       (100,224)          2,212

Net loss .......................................      $ (76,570)      $  (9,574)

Net loss allocable to:
  General partner ..............................      $    (766)      $     (96)
  Limited partner ..............................      $ (75,804)      $  (9,478)

Net loss per weighted limited partner
 units .........................................      $   (8.68)      $  (10.84)

Outstanding weighted limited
 partner units .................................          8,735             874


                 See accompanying notes to financial statements
                                      FS-9

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994


                                                             General
Limited
                                                             Partner
Partner         Total
                                                             -------
- -------         ------

Capital contribution
 from General Partner ...............................     $      100     $
 -      $       100



Capital contributions
 (Note 8) ...........................................             --
2,157,000       2,157,000



Capital issued for
 notes receivable
 (Note 8) ...........................................          --
(145,500)        (145,500)
Offering expenses ...................................        (3,019)
(298,833)        (301,852)

Net loss ............................................           (96)
(9,478)          (9,574)



Equity (deficit)
 December 31, 1994 ..................................        (3,015)
1,703,189        1,700,174
          --- ----                                           ------
- ---------          ---------

Capital contributions,
 net of discounts
 (Note 8) ...........................................          --
8,942,050        8,942,050



Collection of notes
 receivable (Note 8) ................................          --
145,500          145,500



Capital issued for
 notes receivable
 (Note 8) ...........................................          --
(172,500)        (172,500)



Offering expenses ...................................       (10,800)
(1,069,181)      (1,079,981)

                 See accompanying notes to financial statements

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

               STATEMENTS OF PARTNERS' EQUITY (DEFICIT) Continued

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994




                                                         General        Limited
                                                         Partner        Partner
        Total
                                                         -------        -------
        ------

Net loss                                                  (766)
(75,804)        (76,570)
                                                          ----
- -------         -------

Equity (deficit)
 December 31, 1995                          $             (14,581)    $
9,473,254     $  9,458,673
          === ====                          =====================
=============     ============







                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)



                            STATEMENTS OF CASH FLOWS


                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994

                                                 1995           1994
                                                 ----           ----

Cash flows provided by operating
 activities:
  Net loss ...........................  $     (76,570)$         (9,574)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
    Amortization .......................        16,056           --
    Equity in losses (income) of
     limited partnership ...............       100,224         (2,212)
    Change in accrued interest
     payable ...........................       (13,388)        13,388
Net cash provided by operating
 activities ............................        26,322          1,602

Cash flows used in investing activities:
  Investments in limited partnerships ..    (2,501,693)    (2,600,000)
  Acquisition fees .....................      (551,835)       (17,771)
  Loans receivable .....................     1,098,608      1,098,608)
  Increase in other assets .............       (24,211)        (1,613)
Net cash used in investing activities ..    (1,979,131)    (3,717,992)

Cash flows provided by financing
 activities:
  (Payments to) advances from affiliates
   of general partner ..................    (1,598,017)     1,263,862
  Capital contributions ................     9,173,250      1,753,400
  Offering costs .......................    (1,079,981)       (16,101)
  (Repayments) proceeds from loan
   payable .............................    (1,200,000)     1,200,000
Net cash provided by financing
 activities ............................     5,295,252      4,201,161

Net increase in cash ...................     3,342,443        484,771

Cash and cash equivalents, beginning
 of period .............................       484,771           --
Cash and cash equivalents, end of
 period ................................   $ 3,827,214    $   484,771


                 See accompanying notes to financial statements
                                      FS-12

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994



                                                1995                    1994
                                                ----                    ----

SUPPLEMENTAL DISCLOSURE OF NONCASH
 FINANCING AND INVESTING ACTIVITY:
  The Partnership has incurred but
   not paid:
    Capital contributions in connection
     with investments in limited
     partnerships .....................   $   2,201,217             $   584,640
                                          =============                ========
    Acquisition fees and offering costs
    advanced by an affiliate ..........       $      --                $436,741
                                             ==========                ========

  The Partnership has not received -
    Subscriptions in connection with
     capital contributions ............     $   172,500             $   403,700
                                            ===========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid .......................      $   93,241            $       --
                                             ==========             ===========
  Taxes paid ..........................      $      800            $       --
                                             ==========             ===========




                 See accompanying notes to financial statements
                                      FS-13

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Organization
- ------------

WNC California Housing Tax Credits IV, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 16, 1994, and commenced operations on July 26, 1994. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The general partner is WNC California Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

The partnership agreement authorized the sale of up to 25,000 units of limited partnership interest (Units) at $1,000 per Unit. The offering of Units concluded in August 1995 at which time 11,500 Units representing subscriptions, net of discounts of $400,950 for purchases of 100 units or more, in the amount of $11,099,050 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 4 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and


Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------

local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

Method of Accounting For Investment in Limited Partnership
- ----------------------------------------------------------

The Partnership accounts for its investment in limited partnership using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investment in limited partnership are capitalized as part of the investment and amortized over 30 years (see Note 4).

Losses from limited partnership allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents
- -------------------------

The Partnership consider all investments with remaining maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk
- ----------------------------

As of December 31, 1995, the Partnership maintained cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- --------------------------------------------------------------

Offering Expenses
- -----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1995, the Partnership has incurred offering and selling expenses of $827,363 and $554,470, respectively. As of December 31, 1994, the Partnership had incurred offering and selling expenses of $150,862 and $150,990, respectively. No organizational expenses were incurred during 1995 or 1994.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Reclassifications
- ------------------

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Net Loss Per Limited Partner Units
- ----------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994



NOTE 2 - LOANS RECEIVABLE
- -------------------------

Loans receivable represents amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest, commencing on the date funds were advanced. Loans receivable were all collected in 1995. These loans were secured by the general partner's interest in the respective limited partnerships.

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS
- --------------------------------------------

At December 31, 1995, the Partnership had acquired limited partnership interests in six limited partnerships which own and operate apartment complexes consisting of 246 apartment units. The accounting policies of the limited partnerships are consistent with the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnership. The Partnership's investment in the limited partnership as shown in the accompanying balance sheet as of December 31, 1995 and 1994, is approximately $3,410,000 and $753,000, respectively, greater than the Partnership's equity as shown in the limited partnership's financial statements. This difference is due to acquisition and selection costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and will be amortized over 30 years and capital contributions accrued but not paid (Note 6).

Following is a summary of the investments in limited partnerships and a reconciliation to the limited partnerships accounts as of December 31, 1995 and 1994:

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994


                                          1995           1994
                                          ----           ----

Investments, beginning of year ...   $ 3,355,553    $      --

Total capital contributions to
 limited partnership (see Note 6)      4,702,910      3,184,640

Capitalized acquisition costs (see
 Note 4) .........................       551,835        168,701


Amortization of acquisition cost .       (16,056)          --

Equity in income (losses) of
 limited partnerships ............      (100,224)          2,212
                                        --------           -----

Investments, end of year .........   $ 8,494,018     $ 3,355,553
                                     ===========     ===========

     Selected financial information from the combined financial statements of the limited partnerships as of December 31, 1995 and 1994, and for the periods then ended is as follows:

                             COMBINED BALANCE SHEET

ASSETS ...........................        1995                     1994
                                          ----                     ----

Buildings and improvements, net of
 accumulated depreciation of
 $141,540 for 1995 ...............   $9,880,000                 $        --
Land .............................      800,000                     448,000
Construction in progress .........    1,141,000                   1,415,000
Other assets .....................    1,100,000                   1,324,000
                                      ---------                   ---------

                                  $  12,921,000                 $ 3,187,000

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994



NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIP, continued
- ------------------------------------------------------

                                          COMBINED BALANCE SHEET, continued

LIABILITIES AND PARTNERS' EQUITY         1995                     1994
                                         ----                     ----

Liabilities -
  Construction loan payable ........   $ 5,045,000             $   134,000

  Other liabilities (including
   payables to affiliates of
   $1,060,000 and $341,000 for
   1995 and 1994, respectively) ....     2,760,000                451,000
   ----     -----                        ---------                -------

     Total liabilities .............     7,805,000                585,000
                                         ---------                -------


Partners' equity:
  WNC California Housing Tax Credits
   IV, L.P., Series 4 ..............     5,084,000              2,602,000
  Other partners ...................        32,000                  --
                                            ------
     Total partners' equity ........     5,116,000              2,602,000
                                         ---------              ---------


                                       $12,921,000             $3,187,000
                                       ===========             ==========


                        COMBINED STATEMENT OF OPERATIONS

                                      1995                       1994
                                      ----                       ----

Total revenues .....               $217,000                  $   2,000

Expenses:
  Operating expenses                104,000                      -----
  Interest expense .                 72,000                      -----

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIP, continued
- ------------------------------------------------------

                  COMBINED STATEMENT OF OPERATIONS, continued

                                      1995                      1994
                                       ----                     ----
  Depreciation and amortization     142,000                     -----

     Total expenses ...........     318,000                     -----

Net (loss) income .............   $(101,000)                  $ 2,000

Net (loss) income allocable to
 the Partnership ..............   $(100,224)                 $  2,000


NOTE 4 - RELATED PARTY TRANSACTIONS
- -----------------------------------

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1995 and 1994, acquisition fees of $640,930 and $150,990, respectively, have been incurred and included in limited partnership investment. Accumulated amortization amounted to $13,792 as of December 31, 1995. No amortization was recorded during 1994.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1.0% of the gross proceeds. As of December 31, 1995 and 1994, the Partnership has incurred acquisition costs of $79,606 and $17,711, respectively, which have been included in limited partnership investment. Accumulated amortization was insignificant for 1995. No amortization was recorded during 1994.

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994



NOTE 4 - RELATED PARTY TRANSACTIONS, continued
- ----------------------------------------------

          An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. Management fees of $31,625 were incurred for 1995. No management fees were incurred for the period ended December 31, 1994.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due the General Partner and affiliate are summarized as follows:

                                                      1995          1994
                                                      ----          ----

Acquisition fees ...............................$    14,321 $       150,990
Advances made for acquisition costs,
 organizational, offering and selling
 expenses ......................................     56,580         285,751
Asset management fees ..........................     31,625         -------
Advances made to acquire limited
 partnerships ..................................       --         1,263,802
                                                                  ---------

                                                 $  102,526   $   1,700,543

Continued
                                     FS-21

          WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994

NOTE 4 - RELATED PARTY TRANSACTIONS, continued
- ----------------------------------------------

Amounts advanced to acquire limited partnerships bore interest at the rate incurred by the affiliate on its line of credit which has ranged from 9.75% to 10.5% per annum. Interest incurred on these advances during 1995 amounted to $38,174.

NOTE 5 - LOAN PAYABLE
- ---------------------

Loan payable at December 31, 1994 consisted of borrowings from a bank collateralized by assets owned by a general partner of the limited partnership in which the Partnership has an investment (see Note 1). The loan matured and was paid April 18, 1995 and bore interest at the bank's prime less 0.75% (8.25% at December 31, 1994).

NOTE 6 - PAYABLE TO LIMITED PARTNERSHIPS
- ----------------------------------------

Payable to limited partnerships represents amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnership achieving certain operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 7 - INCOME TAXES
- ---------------------

No provision for income taxes has been recorded in the accompanying financial statements since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 8 - SUBSCRIPTIONS AND INVESTOR NOTES RECEIVABLE
- ----------------------------------------------------

At December 31, 1995 and 1994, the Partnership had accepted $172,500 and $145,500, respectively in promissory notes from limited partners. During 1995 and 1994, limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 8% per annum, due no later than 13

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                      For The Year Ended December 31, 1995
                        And For The Period July 26, 1994
                (Date Operations Commenced) to December 31, 1994




NOTE 8 - SUBSCRIPTIONS AND INVESTOR NOTES RECEIVABLE, continued
- ---------------------------------------------------------------

months after the subscription date. Since the promissory notes had not been collected as of the date of issuance of the financial statements, their aggregate unpaid balance was reflected as a reduction of partners' equity in the accompanying financial statements. The promissory notes accepted during 1994 amounting to $145,500 were collected during 1995. At December 31, 1994, the Partnership had received subscriptions for Units totaling $258,200, net of discounts. Such receivables were reflected as assets as of December 31, 1994 since the amount was collected subsequent to such date but prior to issuance of the Partnership's financial statements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

Subsequent to December 31, 1995, the Partnership acquired limited partnership interests totaling $211,677 in two additional limited partnerships. Furthermore, the Partnership is negotiating to acquire a limited partnership interest in another additional limited partnership. This investment would commit the Partnership to additional capital contributions of $482,865.

             WNC CALIFORNIA HOUSING TAX CREDITS, IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development-State Enterprise)

                                  BALANCE SHEET

                             As of December 31, 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 5


     We have audited the accompanying balance sheet of WNC California Housing Tax Credits IV, L.P., Series 5 (a California limited partnership) (the "Partnership") (a development-stage enterprise) as of December 31, 1995. The balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the balance sheet based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the accompanying balance sheet referred to above, presents fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 5 (a California limited partnership) (a development-stage enterprise) as of December 31, 1995 in conformity with generally accepted accounting principles.





                                             /s/ CORBIN & WERTZ


Irvine, California
February 29, 1996

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                                  BALANCE SHEET

                                December 31, 1995




                                     ASSETS

Cash                                                          $       1,000
                                                              =============


                        LIABILITIES AND PARTNERS' CAPITAL

Commitments and contingencies (Notes 2 and 4)

Partners' capital:

  General partner                                               $       100
                                                                -----------

  Original limited partner                                              900
                                                                        ---

     Total liabilities and partners' capital                     $    1,000
                                                                 ==========






                    See accompanying notes to balance sheet

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 1995



NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES
- ------------------------------------------------------

BASIS OF PRESENTATION
- ---------------------

WNC California Housing Tax Credits IV, L.P., Series 5 (the "Partnership") (a development-stage enterprise) was formed pursuant to the laws of California on September 12, 1995 and had not commenced operations as of December 31, 1995. Accordingly, no statement of operations, partners' equity, or cash flows has been presented. Subsequently, on February 27, 1996, the Partnership commenced operations (see Note 4). The Partnership was formed to invest as a limited partner in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

ORGANIZATION
- ------------

The general partner, WNC & Associates, Inc. (the "General Partner"). Wilfred N. Cooper Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

In accordance with the Partnership Agreement, the Partnership is authorized to sell 25,000 units of the limited partnership interests at $1,000 per unit ("Units"). Subscriptions of 100 Units or more receive varying volume discounts, as defined. The accompanying balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid by the General Partner or its affiliates or fees due the General Partner or its affiliates. Upon subscription receipts for the minimum offering amount of $1,400,000, the Partnership will be required to reimburse the General Partner or its affiliates for such costs and fees out of the proceeds of the offering, up to specified limits, as defined (see Note 2).

As of December 31, 1995, the Partnership had subscriptions for 1,145 Units. The Partnership received cash in escrow of $1,103,000 for such subscriptions, net of $17,000 in volume discounts and received $25,000 in promissory notes. Subsequently, on February 27, 1996 (date operations commenced), the Partnership had received subscriptions for 1,544 Units in the amount of $1,420,500 (see Note
4).

The General Partner has a 1% interest in operating profits and losses, taxable income and loss, and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

Continued
                                     FS-27

            WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                     NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 1995


NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued
- -----------------------------------------------------------------

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received a subordinated disposition fee (as described in Note 2), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Cash in Escrow
- --------------

Funds received in connection with subscriptions are deposited into an escrow account until the Partnership has raised the minimum offering amount of $1,400,000 in cash (see Note 4).


NOTE 2 - COMMITMEwNTS AND CONTINGENCIES
- ---------------------------------------

Under the terms of the Partnership Agreement, upon reaching the minimum offering amount, the Partnership is obligated to the General Partner or its affiliates for the following items (see Notes 1 and 4):

          Acquisition fees of 7.5% of the gross offering proceeds, before volume discounts, from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of limited partnerships.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of the limited partner interests. These reimbursements will not exceed 1.0% of gross offering proceeds, before volume discounts.

          An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross offering proceeds, before volume discounts. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. No management fees were charged as of December 31, 1995.

Continued
                                     FS-28

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                       NOTES TO BALANCE SHEET - CONTINUED

                                December 31, 1995



NOTE 2 - COMMITMENTS AND CONTINGENCIES, continued
- -------------------------------------------------

          Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses (inclusive of sales commissions) will not exceed 15% of the gross offering proceeds, before volume discounts.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

As of December 31, 1995, the Partnership had not been admitted as the majority limited partner in any limited partnerships. The Partnership is negotiating to acquire a limited partnership interest which would commit the Partnership to capital contributions of approximately $3,032,000 (see Note 5).

NOTE 3 - INCOME TAXES
- ---------------------

The Partnership will not make a provision for income taxes since all income and losses will be allocated to the Partners for inclusion in their respective returns.

NOTE 4 - SUBSEQUENT EVENT
- -------------------------

On February 27, 1996 (date operations commenced), the Partnership raised the required minimum offering amount of $1,400,000, as defined in the partnership agreement. The Partnership had received subscriptions for 1,544 units and received cash from escrow amounting to $1,420,500, net of volume discounts of $17,000 and promissory notes of $106,500. Accordingly, the Partnership is obligated to the General Partner or its affiliates for specified costs paid on behalf of the Partnership and fees for performing services for the Partnership, as defined (see Note 2). As of February 27, 1996, the Partnership is obligated to the General Partner for reimbursement of approximately $1,500 of costs incurred in connection with acquisitions of limited partnership interests and approximately $81,500 and $100,600 for offering and selling expenses, respectively.

NOTE 5 - SUBSEQUENT EVENT (unaudited)
- -------------------------------------

Subsequent to February 29, 1996, the Partnership acquired a 99% interest in a limited partnership (see Note 2). This limited partnership had no operations prior to the Partnership's acquisition and had assets of approximately $1,285,000 at the time of acquisition. These assets consisted of land of $768,000 and pre-development costs of $517,000. The Partnership intends to account for this investment under the equity method of accounting.

Part III.

ITEM 11. EXECUTIVE COMPENSATION:

The Partnerships have no officers, employees, or directors. However, under the terms of the Partnership Agreements, the Partnerships are obligated to the General Partner for the following fees:

(a) Selection fees in an amount equal to 7% of the gross proceeds of the Partnerships' offering ("Gross Proceeds") allocable to each of the Local Limited Partnerships.

(b) A nonaccountable expense reimbursement in an amount equal to 2% of Gross Proceeds.

(c) An annual asset management fee in an amount equal to the greater of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds.

(d) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Housing Tax Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received, calculated at the following rates: (1) 14% through December 31, 2005, and (2) 6% for the balance of the Partnership's term.

     Following is a table presenting amounts incurred as of December 31, 1995 for the above items.

                                                Series 4             Series 5
Selection fees                                  $641,000                   $0
- -------------------------------------- -----------------    --------------------
Nonaccountable expense reimbursement             230,000                    0
- -------------------------------------- -----------------    --------------------
Asset management fee                              31,600                    0
- -------------------------------------- -----------------    --------------------
Subordinated disposition fee                           0                    0
- -------------------------------------- -----------------    --------------------
                                       20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)      Security Ownership of Certain Beneficial Owners
- ---      -----------------------------------------------

The Following is only person known known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests:

- ------------------- -----------------------  -----------------------   ---------
Title                Name and address of       Amount and nature of    Percent
of class             beneficial owner          beneficial ownership    of class
- ------------------- -----------------------  -----------------------   ---------
- ------------------- -----------------------  -----------------------   ---------
Units of Limited     Enova Financial, Inc.         4,096 units           44.3%
Partnerhip           P.O.Box126943
Interests            San Diego, CA  92112-6943
- ------------------- -----------------------  -----------------------   ---------


(b)      Security Ownership of Management
- ---      --------------------------------

     Neither the General Partner nor any of the officers or directors of the General Partner own directly or beneficially any limited partnership interests in the Partnerships.

(c)      Changes in Control
- ---      ------------------

          The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

          First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to each Series an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Series will be classified as partnerships for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Series and elect a successor General Partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
- --------------------------------------------------------

All of the Partnerships' affairs are managed by the General Partner (through WNC & Associates, Inc. in the case of Series 4). The transactions with the General Partner (and WNC & Associates, Inc. in the case of Series 4)are primarily in the form of fees paid by the Partnerships for services rendered to the Partnerships, as discussed in Item 11 and in the notes to the accompanying financial statements.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

Financial Statements
- --------------------

WNC California Housing Tax Credits IV, L.P., Series 4
     Independent auditor's reports
     Balance sheets, December 31, 1995 and 1994
     Statements of Operations For the year ended December,  31, 1995 and for the
      Period July 26, 1994 (Date Operations Commenced) to December 31, 1994. Statement of Partners' Equity For the year ended December, 31, 1995 and for the Period July 26, 1994  (inception)  to December 31, 1994.
     Statements of Cash Flows For the year ended  December,  31,  1995 and for the Period  July 26, 1994(inception) to December 31, 1994.
     Notes to Financial Statements.


WNC California Housing Tax Credits IV, L.P., Series 5
     Independent auditor's report
     Balance sheet, December 31, 1995
     Notes to Balance Sheet.

Financial Statement Schedules:
- ------------------------------

None

Exhibits
- --------

(3) Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement included as Exhibit B to the Prospectus, and the First Amendment to the Partnership Agreement included in the Supplement dated April 30, 1996 to Prospectus, each of which is included in Post-Effective No. 10 to Registration Statement on Form S-11 dated May 3, 1996 are incorporated herein by reference as Exhibit 3.

(10) Material contracts:

10.1 Escrow  Agreement   between   Registrant  and  National  Bank  of  Southern
     California filed as exhibit 10.1 to the Pre-effective Amendment No. 2 to Registration Statement on Form S-11 of the Partnership dated July 22, 1994 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Colonial Village Auburn filed as exhibit 10.1 to Form 8-K dated October 28, 1994 is hereby incorporated herein by reference as exhibit 10.2

10.3 Amended and Restated Agreement of Limited Partnership of Sycamore Hills, L.P. filed as exhibit 10.1 to Form 8-K dated January 9, 1995 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Maharlika, a California Limited Partnership filed as exhibit 10.1 to Form 8-K dated May 31, 1995 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Wills Point Crossing, L.P. filed as exhibit 10.1 to Form 8-K dated July 26, 1995 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Rancheria Village Apartments, a California Limited Partnership filed as exhibit 10.1 to Form 8-K dated September 26, 1995 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Woodlake Valencia House, a California Limited Partnership. (1)

10.8 Amended and Restated Agreement of Limited Partnership of Pawnee Associates I, L.P. (1)

10.9 Amended and Restated Agreement of Limited Partnership of Eagleville Associates I, L.P. (1)

10.10Amended and Restated  Agreement of Limited  Partnership of Charleston Place
     Apartments filed as exhibit 10.7 to Post-Effective Amendment No. 9 to Registration Statement on Form S-11 of the Partnership dated April 17, 1996 is hereby incorporated herein by reference as exhibit 10.10.

_________
(1) Previously filed as part of the annual report.


Reports on Form 8-K

     No reports on form 8-K were filed during the fourth quarter ended December 31, 1995

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    WNC CALIFORNIA  TAX CREDITS IV, L.P.,
                    Series 4 and Series 5
                    (Registrant)

              By:   WNC  California  Tax Credit  Partners IV, L.P.,
                    General Partner
              By:   WNC & Associates, Inc., General Partner



      Date:   By:     \s\ John B. Lester, Jr.
                 ----------------------------------------------------
                      John B. Lester, Jr.
                      President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       DATE                     SIGNATURE:                 TITLE:

                                                          Director and Principal
                                                          Executive Officer of
                     /s/  Wilfred N. Cooper, Sr.          the General Partner
                 -----------------------------------------
                          Wilfred N. Cooper, Sr.
                                                          Director and Principal
                                                          Operating Officer and
                                                          Secretary of the

                                                          General Partner
                     /s/    John B. Lester, Jr.
                  ----------------------------------------
                            John B. Lester, Jr.


                                                           Director of the
                                                           General Partner
                   ------------------------------------------------------------
                           Kay L. Cooper

                                                           Principal Financial
                                                           Officer and Principal
                                                           the General Partner
                                                           Accounting Officer of
                      /s/  Theodore M. Paul                the General Partner
                    ---------------------------------------
                           Theodore M. Paul