Form 10-Q
period 1996-03-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1996-06-10
CIK 921052

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  33-76970

         WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 through 9
             (Exact name of registrant as specified in its charter)


        California                33-0531301 (Series 4) & 33-0676287 (Series 5)
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                    Identification No.)
            3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
                    (Address of principal executive offices)

                                 (714) 662-5565
                         (Registrant's telephone number,
                              including area code)

                                      N/A
 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]    No [X]

         WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 through 9
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1996

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements- Series 4

          Balance Sheets, March 31, 1996 and December 31, 1995                4

          Statement of Operations
               For the three months ended March 31, 1996 and 1995             5

          Statement of Partners' Equity
               For the three months ended March 31, 1996 and 1995             6

          Statement of Cash Flows
               For the three months ended March 31, 1996 and 1995             7

          Notes to Financial Statements                                       9

     Item 1. Financial Statements- Series 5

          Balance Sheets, March 31, 1996 and December 31, 1995               16

          Statement of Operations
               For the Period from February 26, 1996
               (Date Operations commenced) to March 31, 1996                 17


          Statement of Partners' Equity
               For the Period from February 26, 1996
               (Date Operations commenced) to March 31, 1996                 18


          Statement of Cash Flows
               For the Period from February 26, 1996
               (Date Operations commenced) to March 31, 1996                 19

          Notes to financial Statements                                      21

         WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 through 9
                       (A California Limited Partnership)

                         INDEX TO FORM 10-Q (CONTINUED)

                      FOR THE QUARTER ENDED March 31, 1996



     PART I. FINANCIAL INFORMATION (CONTINUED)

          Item 2. Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                                26


     PART II. OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                           32

          Signatures                                                         33

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                      March 31, 1996 and December 31, 1995



                                                        1996         1995
                                                      ------        -----
     ASSETS



Cash and cash equivalents                          $3,304,199        $3,827,214
Investment in limited partnerships (Note 2)         8,452,331         8,494,018
Other assets                                           16,029            25,824
                                                       ------            ------

                                                  $ 11,772,559     $ 12,347,056
                                                    ==========       ==========

                 LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Payable to limited partners (Note 4)            $   2,199,027     $ 2,785,857
  Accrued fees and advances due to
   affiliate (Note 3)                                    59,161         102,526
                                                        -------         -------

 Total liabilities                                    2,258,188       2,888,383
                                                      ---------       ---------
Commitments and contingencies (Note7)
Partners' equity (deficit) (Note 6):
  General partner                                       (14,824)        (14,581)
  Limited partners (25,000 units authorized
   11,500 units outstanding at March 31, 1996
   and at December 31, 1995)                           9,529,195      9,473,254
                   --- ----                            ---------      ---------
Total partners' equity                                 9,514,371      9,458,673
                                                       ---------      ---------
                                                    $ 11,772,559   $ 12,347,056
                                                    ============   ============




                                    Unaudited

                 See accompanying notes to financial statements
                                        4

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)


                             STATEMENT OF OPERATIONS

               For the Three months Ended March 31, 1996 and 1995


                                                           1996            1995
                                                           ----            ----

Interest income ....................................     $ 43,976      $  2,930
                                                         --------      --------

Operating expenses:
  Accounting .......................................        2,000         7,000
  Amortization .....................................        6,023         1,496
  Asset management fees (Note 3) ...................        7,906           443
  Interest expense .................................            0        25,594
  Office expense ...................................          591         3,599
                                                              ---         -----
Total operating expenses ...........................       16,520        38,132
                                                         --------      --------

Income (loss) from operations ......................       27,456       (35,202)
Equity in losses from limited partnerships
   (Note 2) ........................................      (62,371)       (5,674)
                                                         --------      --------
Net loss ...........................................     $(34,915)     $(40,876)
                                                         ========      ========

Net loss allocated to:
  General partner ..................................     $   (349)     $   (409)
                                                         ========      ========
  Limited partners .................................     $(34,566)     $(40,467)
                                                         ========      ========
Net loss per weighted limited partner unit
(11,500 and 2,799 weighted units
outstanding March 31, 1996 and 1995,
respectively)                                               $(3.00)     $(14.60)
                                                            ======      =======

                                    Unaudited

                 See accompanying notes to financial statements
                                        5

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)


                          STATEMENT OF PARTNERS' EQUITY

               For the Three months Ended March 31, 1996 and 1995

                                                     General             Limited
                                                     Partner
Partner           Total
                                                     -------
- -------           -----
For the three months Ended March 31, 1995

Equity (deficit) December 31, 1995                  $(14,581)       $9 ,473,254
     $ 9,458,673
Collection of notes receivable                                           80,000
          80,000
Offering expenses                                        106             10,507
          10,613
Net loss for the three months ended
 March 31, 1996                                         (349)
(34,566)         (34,915)
                                                        ----            -------
         -------
Equity (deficit) March 31, 1996                    $ (14,824)       $ 9,529,195
     $ 9,514,371
                                                     =======          =========
       =========


For the three months Ended March 31, 1995
Balance (deficit), December 31, 1994                $ (3,015)       $ 1,703,189
     $ 1,700,174
Capital contributions (25,000 units authorized,
 1,243 units issued and outstanding)                                  1,243,000
       1,243,000
Collection of notes receivable                                          120,500
         120,500
Capital issued for notes receivable                                    (45,000)
         (45,000)
Offering expenses                                     (1,911)         (189,237)
        (191,148)
Net loss for the three months
ended March 31, 1995                                    (409)          (40,467)
         (40,876)
                                                        ----           -------
         -------
Equity (deficit) March 31, 1995                     $ (5,335)       $ 2,791,985
      $ 2,786,65
                                                    ========        ===========
      ==========



                                    Unaudited

                 See accompanying notes to financial statements
                                        6

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

               For the Three months Ended March 31, 1996 and 1995



                                                         1996         1995
                                                         -----       -----
Cash flows provided (used) by operating activities:
  Net loss                                         $ (34,914)         $ (40,876)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
     Amortization                                      6,023              1,496
     Equity in loss of limited partnerships           62,371              5,674
     Increase in asset management fees payable         7,906                433
     Decrease (increase) in interest receivable        9,795                551
     Increase in interest payables                                        4,307
     Increase in advances for accrued expense            908              7,000
                                                         ---              -----

 Net cash provided (used) by operating activities     52,089            (21,405)
                                                      ------            -------

 Net cash used by investing activities:
     Investments in limited partnerships              592,179)
     Acquisition costs and fees                        (9,079)          (29,785)
                                                      --------           -------
 Net cash used by investing activities               (601,258)          (29,785)
                                                     --------           -------


 Net cash provided by financing activities:
     Capital contributions from partners                              1,318,500
     Increase in subscriptions receivable                              (111,800)
     Collection of notes receivable                    80,000
     Offering costs                                    10,613          (117,681)
     Payment of advances from affiliates              (64,459)         (501,202)
                                                      -------          --------

 Net cash provided by financing activities             26,154           587,817
                                                       ------           -------

 Net increase (decrease) in cash                     (523,015)          536,627
 Cash and cash equivalents, beginning of period     3,827,214           484,771
                                                    ---------           -------
 Cash and cash equivalents, end of period        $  3,304,199      $  1,021,398
                                                    =========         =========

Continued

                                    Unaudited

                 See accompanying notes to financial statements
                                        7

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)


                       STATEMENT OF CASH FLOWS - CONTINUED

               For the Three months Ended March 31, 1996 and 1995



Supplemental disclosure of noncash financing and investing activity:
- --------------------------------------------------------------------

                                                          1996           1995
                                                          ----           ----
  The Partnership has incurred but not paid:
   Capital contributions in connection with
   investments in limited partnerships                  $211,677       $184,972
                                                         =======        =======
  Acquisition fees                                       $12,279        $73,514
                                                          ======         ======
Offering costs                                                          $85,772
                                                                        =======

The Partnership has adjusted capital contributions
  in connection with investments in limited
  partnerships due to reduced tax credits               $(206,328)
                                                        =========

The Partnership applied loans receivable from limited
  partnerships to investments in limited partnerships                  $147,178
                                                                       ========





                                       Unaudited

                 See accompanying notes to financial statements
                                        8

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Organization
- ------------
WNC California Tax Credits IV, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 16, 1995, and commenced operations on July 26, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner of the Partnership is WNC California Tax Credit Partners IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Allocations Under the Terms of the Partnership Agreement
- --------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - ORGANIZATION AND OTHER MATTERS (CONTINUED)
- ---------------------------------------------------

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their preferred return (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Method of Accounting For Investment in Limited Partnerships
- -----------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Cash and Cash Equivalents
- -------------------------
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

Offering Expenses
- -----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
- ------------------
Organization costs are being amortized on the straight-line method over 60 months.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



 NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
 -------------------------------------------

As of March 31, 1996 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex. As of March 31, 1996, construction or rehabilitation of five of the Apartment Complexes had been completed and three were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of March 31, 1996 and December 31, 1995:

                                                           1996          1995
                                                           ----          ----

Investment per balance sheet,
  beginning of period                                 $ 8,494,018   $ 3,355,553
Capital contributions to limited partnerships             211,677     4,702,910
Adjustment to capital contributions
  due to reduced tax credits                             (206,328)
Increase in capitalized acquisition
  fees and costs                                           21,358       551,835
Amortization                                               (6,023)      (16,056)
Equity in income (loss) of limited
  partnerships                                            (62,371)     (100,224)
                                                           ------       -------
Investment per balance sheet, end of
  period                                               $ 8,452,331  $ 8,494,018
                                                         =========    =========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (Continued)
- -------------------------------------------------------

Selected financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1996 and 1995 is as follows:

                                                       1996             1995
                                                       ----             ----

Total revenue ......................              $ 154, 000          $ 16,000
                                                   ---------          --------
Expenses:
Interest expense ......................               73,000             5,000
Depreciation ......................                   83,000            12,000
Operating expenses exclusive of
interest and depreciation ......................      61,000             5,000
                                                      ------             -----

Total expenses ......................                217,000            22,000
                                                     -------            ------
Net loss ......................                    $ (63,000)       $  (6,000)
                                                    =========         ========

Net loss allocable to Partnership                 $  (62,371)       $  (5,674)
                                                    ========            ======


NOTE 3 - RELATED PARTY TRANSACTIONS
- -----------------------------------

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $13,685 and $87,010 were incurred for the three months ended March 31, 1996 and 1995.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $7,906 and $443 for the three months ended March 31, 1996 and 1995, respectively.

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the three months ended March 31, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $(10,613) and $0 respectively. During the three months ended March 31, 1995 the Partnership incurred organizational, offering and selling expenses of $-0-, $634,700 and $403,500 respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheets consists of the following at March 31, 1996 and December 31, 1995:

               WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)
                                                 1996          1995
                                                 ----          ----
    Acquisition fees .....................   $  26,600    $  14,321
    Advances made for acquisition costs,
      organizational, offering and selling
      expenses ...........................      (9,484)      56,580
    Asset Management fee payable .........      39,531            0
    Other advances and expenses ..........       2,514            0
                                                 -----            -
                                             $  59,161    $ 102,526
                                             =========    =========




NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

The Partnership does not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 6 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the three months ended March 31, 1996, the Partnership collected payments of $80,000 for those promissory notes previously issued. The amount of $92,500 is outstanding at March 31, 1996 and included as a reduction in partners' equity. During the three months ended March 31, 1995, the Partnership accepted $45,000 in promissory notes from limited partners and collected payments of $120,500 for those promissory notes previously issued. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1996 if the investor subscribes between January 1, 1995 and June 1, 1995 or (ii) the later of the date of subscription or June 30, 1996 if the investor subscribes after June 1, 1995. This amount is presented as a reduction in partners' equity.

               WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

The Partnership is negotiating to acquire two additional limited partnership interest which would commit the Partnership to additional capital contributions of approximately $687,000.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                                 BALANCE SHEETS

                      March 31, 1996 and December 31, 1995



                                                       1996               1995
                                                       ----               ----
ASSETS

Cash and cash                                       $ 1,675,913         $ 1,000
Subscriptions receivable (Note 8)                       234,100
Investment in limited
 partnerships (Note 3)                                 3,150,240
Other Assets                                               3,454
                                                           -----          -----
                                                     $ 5,063,707        $ 1,000
                                                       =========          =====

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accrued fees and advances due to
 affiliates (Note 4)                                    $ 359,414
Payable to limited
 partnerships (Note 3)                                  3,032,307
                    -                                   ---------
Total liabilities                                       3,391,721

Partners'  equity  (deficit)  (Note 8):
 General partner                                           (2,466)       $ 100
 Limited partners (25,000 units authorized
 1,966 units outstanding at March 31, 1996 and
 no units outstanding at December 31, 1995               1,674,452          900
                                                        ----------          ---
Total partners' equity                                   1,671,986        1,000
                                                         ---------        -----
                                                       $ 5,063,707       $1,000
                                                         =========        =====




                                    Unaudited
                 See accompanying notes to financial statements
                                       16

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                             STATEMENT OF OPERATIONS

                      For the Period from February 26, 1996
                  (Date Operations Commenced) to March 31, 1996




    Interest income ..........................        $4,260
                                                      ------

    Operating expenses:
      Amortization ...........................           342
      Asset management fees (Note 4)
      Office expense .........................            12
    ------------------------------------------        ------
    Total operating expenses .................           354
                                                         ---
    Income from operations ...................         3,905
    Equity in losses from limited partnerships             0
    ------------------------------------------        ------
    Net income ...............................        $3,905
                                                      ======

    Net income allocated to:
      General partner ........................        $   39
                                                      ======
      Limited partners .......................        $3,866
                                                      ======

Net income  (loss) per  weighted  limited
partner  unit (1,505  weighted  units
outstanding March 31, 1996)                           $ 2.59
                                                      ======




                                    Unaudited
                 See accompanying notes to financial statements
                                       17

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                          STATEMENT OF PARTNERS' EQUITY

             For the Period from February 26, 1996 (Date Operations
                          Commenced) to March 31, 1996

                                                         General        Limited
                                                         Partner        Partner
        Total

Equity (deficit) December 31, 1995 ............      $       100    $       900
   $     1,000
Capital contributions (25,000 units authorized,
1,966 units issued and outstan1,965,100 .......                       1,965,100
     1,965,100
Capital issued for notes receivable (Note 8) ..
(37,500)       (37,500)
Offering expenses .............................           (2,605)
(257,914)      (260,519)
Net income for the three months ended
March 31, 1996 ................................               39          3,866
         3,905
- -----------------------------------------------      -----------    -----------
   -----------

Equity (deficit) March 31, 1996$ ..............       $    (2,466)   $
1,674,452    $ 1,671,986
                                                      ===========
===========    ===========







                                    Unaudited
                 See accompanying notes to financial statements
                                       18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                             STATEMENT OF CASH FLOWS
             For the Period from February 26, 1996 (Date Operations
                          Commenced) to March 31, 1996




Cash flows provided by operating activities:
Net income .......................................           $     3,905
Adjustments to reconcile net loss to net cash
  used by operating activities:
Amortization .....................................                   342
Increase in interest receivable ..................                (3,454)
                                                                  ------
Net cash provided by operating activities ........                   793
                                                             -----------

Net cash used by investing activities:
Increase in acquisition costs ....................              (118,275)
                                                                --------
Net cash used by investing activities ............              (118,275)
                                                                --------

Net cash provided by financing activities:
Capital contributions from partners ..............             1,927,600
Increase in subscriptions receivable .............              (234,100)
Advances from general partner ....................               359,414
Capitalized offering costs .......................              (260,519)
                                                                --------
Net cash provided by financing activities ........             1,792,395
                                                             -----------

Net increase in cash .............................             1,674,913
Cash and cash equivalents, beginning of period ...                 1,000
- --------------------------------------------------           -----------
Cash and cash equivalents, end of period .........           $ 1,675,913
                                                             ===========

Continued








                                    Unaudited
                 See accompanying notes to financial statements
                                       19

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                       STATEMENT OF CASH FLOWS - CONTINUED

         For the Period from February 26, 1996 (Date Operations
                          Commenced) to March 31, 1996



Supplemental disclosure of noncash financing and investing activity:


  The Partnership has incurred but not paid:
  Capital contributions in connection with investments in
  limited partnerships                                              $3,032,307
                                                                    ==========










                                    Unaudited
                 See accompanying notes to financial statements
                                       20

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

Organization
- ------------
WNC California Tax Credits IV, L.P., Series 5 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 12, 1995, and commenced operations on February 26, 1996. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Allocations Under the Terms of the Partnership Agreement
- --------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 1 - ORGANIZATION AND OTHER MATTERS (CONTINUED)
- ---------------------------------------------------

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their preferred return (as defined in the Partnership's Agreement of Limited Partnership) and the general partner has received a subordinated disposition fee any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Method of Accounting For Investment in Limited Partnerships
- -----------------------------------------------------------
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Cash and Cash Equivalents
The Partnership considers all bank certificates of deposit with a maturity of less than three months to be cash equivalents.

Offering Expenses
- -----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
- ------------------
Organization costs are being amortized on the straight-line method over 60 months.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 2 - LOANS RECEIVABLE
- -------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest with at a rate of prime plus 1% per annum. No loans receivable have been incurred.

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
- -------------------------------------------

As of March 31, 1996 the Partnership had acquired limited partnership interests in one limited partnership which owns one Apartment Complex. As of March 31, 1996, the Apartment Complex had not yet started construction.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnership upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of March 31, 1996.

                                                                   1996
Investment per balance sheet, beginning of
0eriod                                                           $        0
Capital contributions to limited partnerships                     3,032,307
Increase in capitalized acquisition fees and costs                  118,275
Amortization                                                           (342)
                                                                       ----
Investment per balance sheet, end of period                      $3,150,240
                                                                 ==========

                WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

No operations were incurred by limited partnership for the period from February 26, 1996 (Date Operations Commenced) to March 31, 1996.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $115,710 were incurred for the three months ended March 31, 1996.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred no fees for the three months ended March 31, 1996

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the three months ended March 31, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $122,899 and $137,620 respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

                WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)
- -----------------------------------------------

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31, 1996 and December 31, 1995:

                                                      1996
                                                      ----
   Acquisition fees ...............                $ 115,710
    Advances made for acquisition costs,
    organizational, offering and selling
    expenses .......................                 243,704
                                                     -------
                                                   $ 359,414
                                                   =========

NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS
- ----------------------------------------

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 6 - INCOME TAXES
- ---------------------

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 8 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE
- ---------------------------------------------------

During the three months ended March 31, 1996, the Partnership accepted $37,500 in promissory notes from limited partners. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1997 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or June 30, 1997 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 5

                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)

                                 March 31, 1996

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

WNC California Housing Tax Credits IV, L.P., Series 4 - Series 9 are California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). WNC
California Housing Tax Credits IV, L.P., Series 4 ("Series 4") and Series 5 ("Series 5") are the only registrants to have commenced an offering. Series 4 and Series 5 are referred together as the Partnerships".

The partnerships are raising funds from investors through their public offering of units of limited partnership interest ("Units") and intends to apply such funds, including the installment payments of the limited partners' promissory notes as received, to the acquisition of investments in Limited Partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering.

Liquidity and Capital Resources-Series 4
- ----------------------------------------

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net decrease in cash and cash equivalents of approximately $523,000 for the three months ended March 31, 1996. Cash of approximately $26,000 and $52,000 was provided by financing activities and operating activities during three months ended March 31, 1996. Cash of approximately $601,000 used by investing activities and consisted of capital contributions to limited partnerships and acquisition fees and expenses of approximately $592,000 and $9,000, respectively. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of March 31, 1996, Series 4 was indebted to WNC & Associates, Inc. for approximately $59,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $27,000, advances to pay front-end fees of approximately $(9,000), Asset Management Fees of $39,000 and advances to for payment of operating fees and expenses 2,000. As of December 31, 1995 Series 4 was indebted to WNC & Associates for approximately $103,000 consisting of accrued Acquisition Fees of approximately $14,000, an advance to pay front-end fees of $57,000, and Asset Management Fees of $32,000. Associates obtained the necessary funds for its 1995 advances to Series 4 for capital contributions pursuant to a bank line of credit. As permitted by Series 4 Agreement, such funds bore interest at the lender's rate (i.e., the rate paid by Associates pursuant to its line of credit, which is equal to 1% per annum over the prime rate published in The Wall Street Journal from time to time) which has ranged from 9.75 to 10.5% per cent per annum. Associates' loan is payable upon demand. and amounts lent in 1995 were repaid in May 1995. In addition, during 1995 Series 4 obtained a bank loan in the amount of $1,200,000. The loan bore interest at a variable rate equal to the lender's prime rate less 0.75% per annum and was payable interest only on a monthly basis until April 1996 when the entire principal amount was repaid.

As of March 31, 1996 and December 31, 1995, Series 4 has received and accepted subscriptions funds in the amount of $11,099,000, of which $92,500 and $172,500, respectively were represented by Promissory Notes. As of March 31, 1996 and
December 31, 1995, Series 4 had made capital contributions to Local Limited Partnerships in the amount of approximately $5,694,000, and $5,102,000, respectively, and had commitments for additional capital contributions of approximately $2,886,000 and $2,786,000, respectively.

Series 4 and 5
- --------------
Prior to sale of the Apartment Complexes, it is not expected that any of the Local Partnerships in which the Partnerships have invested or will invest will generate cash from operations sufficient to provide distributions to the Limited Partners in any material amount except possibly in the circumstances discussed in the Prospectus under "Investment Objectives and Policies - Principal Investment Objectives." Such cash from operations, if any, would first be used to meet operating expenses of the Partnerships, including payment of the asset management fee to CTCP IV. See "Management Compensation" in the Prospectus. As a result, it is not anticipated that the Partnerships will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

The Partnerships' investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnerships. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. See "Risk Factors - Investment Risks" in the Prospectus. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnerships' investment commitments and proposed operations.

The Partnerships will establish working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Partnerships for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreements the Partnerships do not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnerships or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnerships and any equity contributed by the general partners of the Local Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local
Partnerships, (iii) other equity sources (which could adversely affect the Partnerships' interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Partnerships in question. If such funds are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Partnerships relate to such debt. See "Risk Factors Investment Risks - Risks Associated With Use of Leverage" and "Investment Objectives and Policies - Use of Leverage" in the Prospectus.

The Partnerships' capital needs and resources are expected to undergo major changes during their first several years of operations as a result of the completion of their offerings of Units and their acquisition of investments. Thereafter, the Partnerships' capital needs and resources are expected to be relatively stable over the holding periods of the investments except to the extent of proceeds received in payment of Promissory Notes and disbursed to fund the deferred obligations of the Partnerships. See, however, "Risk Factors - Investment Risks - Risks of Real Estate Ownership" in the Prospectus.



Liquidity and Capital Resources-Series 5
- ----------------------------------------

Overall, as reflected in its Statement of Cash Flows, Series 5 had a net increase in cash and cash equivalents of approximately $1,675,000 for the three months ended March 31, 1996. Cash from financing activities for the period ended March 31, 1996 of approximately $1,792,000 was sufficient to fund the investing activities of Series 5 during such periods in the amount of approximately $118,000, which consisted of acquisition fees and costs. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

As of March 31, 1996 Series 5 was indebted to WNC & Associates, Inc. for approximately $359,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $116,000, advances to pay front-end fees of approximately $243,000.

As of May 20, 1996 and March 31, 1996, Series 5 has received and accepted subscriptions funds in the amount of $2,606,000 and $1,966,000, respectively, of which $47,500 and $37,500 was represented by Promissory Notes. As of May 20, 1996, March 31, 1996 and December 31, 1995, Series 5 had made capital contributions to Local Limited Partnerships in the amount of approximately $1,990,000, $0 and $0, respectively, and had commitments for additional capital contributions of approximately $1,042,000, $3,032,000 and $0, respectively.

Results of Operations - Series 4
- --------------------------------

As of March 31, 1996 and March 31, 1995, Series 4 had acquired 8 and 2 Local Limited Partnership Interests, respectively. Each of the eight Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31, 1996 and March 31, 1995, only five and one, respectively, of the Apartment Complexes in Series 4 had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended March 31, 1996 and 1995 reflected in the Statement of Operations of Series 4 is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, Series 4 had a loss of approximately $35,000 and $41,000 for the three months ended March 31, 1996 and 1995 respectively. The component items of revenue and expense are discussed below.

Revenue.
- --------
Series 4's revenues consisted entirely of interest earned on Promissory
Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 4 will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses.
- ---------
The most significant component of operating expenses was interest expense on borrowings of approximately $26,000 for the three months ended March 31, 1995; in the future the Asset Management Fee is expected to be the most significant component. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests. Interest expense was incurred as described above under "Liquidity and Capital Resources." Interest expense is expected to minimal after 1995. Office expense consist of Series 4's administrative expenses, such as legal fees, bank charges and investor reporting expenses.

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the Gross Proceeds from the Offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom, Series 4 cannot predict with any accuracy what these amounts will be.

Results of Operations - Series 5
- --------------------------------

As of March 31, 1996 and December 31, 1995, Series 5 had acquired 1 and 0 Local Limited Partnership Interest, respectively. The Local Limited Partnership receives or is expected to receive government assistance and has received a reservation for Housing Tax Credits. As of March 31, 1996, the Apartment Complexes in Series 5 had not commenced operations. Accordingly, the Statement of Operations of Series 5 for the period ended March 31, 1996 is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, Series 5 had income of approximately $4,000 for the three months ended March 31, 1996. There were no operations as of March 31, 1995. The component items of revenue and expense are discussed below.

Revenue.
- ---------
Series 5's revenues consisted entirely of interest earned on Promissory
Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 5 will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses.
- ---------
The components of operating expenses were not significant; in the future the Asset Management Fee is expected to be the most significant component. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests. Interest expense was incurred as described above under "Liquidity and Capital Resources." Interest expense is expected to minimal after 1995. Office expense consist of Series 5's administrative expenses, such as legal fees, bank charges and investor reporting expenses.

Because of the amounts of the Asset Management Fee and amortization expense primarily are determined by the Gross Proceeds from the Offering, the number and size of Apartment Complexes and the number of investors, until termination of the Offering and investment of the net proceeds therefrom, Series 5 cannot predict with any accuracy what these amounts will be.


Equity in Losses  from Local  Limited  Partnership.
- -----------------------------------------------------
Series 5's equity in losses
from Local Limited Partnerships is equal to 99% of the aggregate net losses of each Local Limited Partnership incurred after admission of Series 5 as a limited Partner thereof.

After rent-up all Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

PART II - OTHER INFORMATION


     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None

     (b)  No reports on Form 8-K were filed  during the  quarter  ended March 31
          1996.

                                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 through 9 (Registrant)


                By:  WNC CALIFORNIA TAX CREDIT PARTNERS IV, L.P.,
                          General Partner

                By:  WNC & ASSOCIATES, INC., General Partner


                By           /s/ John B. Lester, Jr.
                ------------------------------------
                                 John B. Lester, Jr.
                                    President


                Date:   05/30/96
                ----------------






               By   /s/  Theodore  M. Paul
               ----------------------------
                         Theodore  M. Paul,
                          Chief  FinancialOfficer


              Date:      05/30/96
              -------------------