Form 10-Q
period 1996-06-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4; WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 5
filed 1996-09-06
CIK 921052, 921054

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 33-76970


         WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 through 9
             (Exact name of registrant as specified in its charter)

(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

California                                  33-0531301 (Series 4) &
                                            33-0676287 (Series 5)




WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 through 9
3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626
(Address of principal executive offices)
(714) 662-5565


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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED June 30, 1996

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements- Series 4

  Balance Sheets, June 30, 1996 and December 31, 1995........................4

  Statement of Operations
    For the three and six months ended June 30, 1996 and 1995................5

  Statement of Partners' Equity
    For the six months ended June 30, 1996 and 1995..........................6

  Statement of Cash Flows
    For the six months ended June 30, 1996 and 1995..........................7

  Notes to Financial Statements


  Item 1. Financial Statements- Series 5

  Balance Sheets, June 30, 1996 and December 31, 1995........................9

  Statement of Operations...................................................10
    For the Period from February 26, 1996
    (Date Operations commenced) to June 30, 1996

  Statement of Partners' Equity.............................................11
    For the Period from February 26, 1996
    (Date Operations commenced) to June 30, 1996

  Statement of Cash Flows...................................................12
    For the Period from February 26, 1996
    (Date Operations commenced) to June 30, 1996

  Notes to Financial Statements.............................................13

  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations.........................


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..................................14

  Signatures................................................................15

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1996 and December 31, 1995

                                                  1996              1995
                                                 ------            ------

                                        ASSETS

 Cash and cash equivalents                  $  3,275,565      $  3,827,214
 Offering costs reimbursements due
   from affiliates -Note 2                       142,141
 Investment in limited
  partnerships - Note 3                        8,341,649         8,494,018
 Other assets                                     12,236            25,824
                                                 -------           -------
                                            $ 11,771,591      $ 12,347,056
                                              ==========        ==========


                           LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Payable to limited partnership - Note 5 $ 2,101,640 $ 2,785,857 Accrued fees and expenses due to
   general partner and affiliates - Note 4        92,996           102,526
                                                 -------           -------
    Total liabilities                          2,194,636         2,888,383
                                               ---------         ---------

Comitments and contingencies - Note 8

Partners' equity (deficit):
 General partner                                 (14,524)          (14,581)
 Limited partners (25,000 units authorized,
   11,500 issued and outstanding)              9,591,479         9,473,254
                                               ---------         ---------

    Total partners' equity                     9,576,955         9,458,673
                                               ---------         ---------
                                            $ 11,771,591      $ 12,347,056
                                              ==========        ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1996 and 1995

                                            1996                    1995
                                        -----------              ----------
                                     Three       Six         Three       Six
                                     Months      Months      Months      Months

Interest income                   $  36,504   $  80,480   $  16,568   $  19,498
                                    -------     -------     -------     ------

Operating expenses:
Amortization                          6,189      12,212       3,312       4,808
Asset management fees (Note 4)        7,907      15,813         500         943
Legal and accounting                  3,175       5,175                   7,000
Interest expenses                                             2,960      28,554
Other                                 4,039       4,630       2,641       6,240
                                      -----       -----       -----       -----
Total operating expenses             21,310      37,830       9,413      47,545
                                     ------      ------       -----      -------

Loss from operations                 15,194      42,650       7,155     (28,047)
Equity in loss from
 limited partnerships              (109,629)   (172,000)     (8,535)    (14,209)
                                   ---------   ---------     -------    --------
Net loss                          $ (94,435)  $(129,350)  $  (1,380)  $ (42,256)
                                    ========   =========     =======    ========
Net loss allocated to:
  General partner                 $    (944)  $  (1,294)  $    (138)  $    (423)
                                       =====     =======       =====       =====

  Limited partners                $ (93,491)  $(128,056)  $  (1,242)  $ (41,833)
                                    ========   =========     =======    ========
Net loss per weighted limited
 partner units (11,500 and 6,607
units outstanding at June 30,
1996 and 1995)                    $   (8.13)  $  (11.14)  $   (0.21)  $  (12.18)
                                      ======     =======      ======     =======

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                For the Six Months Ended June 30, 1996 and 1995




For the Six Months Ended June 30, 1996
                                              General     Limited
                                              Partner     Partner      Total

Equity (deficit), December 31, 1995       $  (14,581) $ 9,473,254  $ 9,458,673
Capital collected from notes receivable                   112,500      112,500
Offering expense                               1,351      133,781      135,132
Net loss for the six months ended
 June 30, 1996                                (1,294)    (128,056)    (129,350)
                                              -------    ---------    ---------
Equity (deficit), June 30, 1996          $   (14,524) $ 9,591,479  $ 9,576,955
                                             ========   ==========   ==========




For the Six Months Ended June 30, 1995
                                              General     Limited
                                              Partner     Partner      Total

Equity (deficit), December 31, 1994       $   (3,015) $ 1,703,189  $ 1,700,174
Capital contributions                                   7,271,000    7,271,000
Capital issued for notes receivable -Note 8               (90,000)     (90,000)
Capital collected from notes receivable                   150,500      150,500
Offering expense                              (9,103)    (901,175)    (910,278)
Net loss for the six months ende
 June 30, 1995                            $     (423) $   (41,833) $   (42,256)
                                                -----     --------     --------

Equity (deficit), June 30, 1995           $  (12,541) $ 8,091,681  $ 8,079,140
                                             ========   =========    ==========



                                   UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995


                                                         1996           1995
                                                        ------         ------
Cash flows provided (used) by operating activities:
  Net loss                                         $   (129,350) $    (42,256)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
    Equity in loss of limited partnerships              172,000        14,209
    Amortization                                         12,212         4,808
    Asset management fee                                 15,813           943
    (Increase) decrease in interest receivable           13,588        (3,616)
    Decrease in interest payable                                      (13,388)
    Accrued fees and expense due
    to general partner and affiliates                     6,066            -
                                                         -------      --------
Net cash provided (used) by operating activities         90,329       (39,300)
                                                         -------      --------


Cash flows used by investing activities:
   Investments in limited partnerships                 (689,566)     (320,089)
   Payment of advance for investment in limited
    partnerships                                                     (797,178)
   Payment of advance for acquisition costs and fees                  (15,194)
   Payment of advance for loans to limited
    partnerships                                                     (451,430)
   Acquisition costs and fees                           (14,250)     (540,123)
                                                        --------     ---------
Net cash used by investing activities                  (703,816)   (2,124,014)
                                                       ---------   -----------

Cash flows provided by financing activities:
  Capital contributions from partners                   112,500     7,346,200
  Offering costs                                         (2,587)   (1,365,796)
  Payment of advance for offering expense               (48,075)
  Payment of loan payable                                    -     (1,200,000)
                                                           -----   -----------
Net cash provided by financing activities                61,838     4,780,404
                                                         -------    ----------


Net decrease in cash and cash equivalents              (551,649)    2,617,090
Cash and cash equivalents, beginning of period        3,827,214       484,771
                                                      ----------    ----------
Cash and cash equivalent, end of period            $  3,275,565  $  3,101,861
                                                      ==========    ==========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4

                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       STATEMENT OF CASH FLOWS - CONTINUED

                 For the Six months ended June 30, 1996 and 1995



Supplemental disclosure of noncash financing and investing activity:

                                                 For the Six      For the Six
                                                 Months Ended     Months Ended
                                                 June 30, 1996    June 30, 1995
The Partnership has incurred but not paid:
  Capital contributions in connection with
   investments in limited partnerships                             $  741,938


The Partnership has incurred but not paid:
  Acquisition fees payable to affiliate of
   general partner                                $   12,244
  Selling fees advanced by affiliate of
   general partner                                     4,422

The Partnership applied loans receivable
  from limited partnerships to investments
  in limited partnerships                                             647,178

The Partnership has not received O & O
  reimbursements from an affiliate                $  142,141









                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
WNC CALIFORNIA TAX CREDITS IV, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 16, 1995, and commenced operations on July 26, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

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

General
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1995 (audited).

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months ended June 30, 1996 and 1995.

Allocations Under the Terms of the Partnership Agreement
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received sale or refinancing proceeds equal to their capital contributions and their return on investment (as defined in the Partnership's Agreement of Limited Partnership) and the General Partner has received a subordinated disposition fee (as described in Note 3 below), any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Method of Accounting For Investment in Limited Partnerships
The investment in limited partnerships is accounted for on the equity method of accounting whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

                        WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                              (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
Organization costs will be amortized on the straight-line method over 60 months.

Cash and Cash Equivalents
The Partnership considers investments with an original maturity of three months or less as cash equivalents.


NOTE 2 - O & O REIMBURSEMENTS DUE FROM AFFILIATE

O & O Reimbursements Due Form Affiliate represents amounts due from WNC California Housing Tax Credits IV, Series 5 for reimbursement of Organizational and Offering Expenses. Section 5.3.1. (iii) of the partnership agreement provides that if Organizational and Offering Expenses on a per-Unit basis are higher for one series than for another (excluding certain discounts), the total of Organizational and Offering Expenses incurred by all such series shall be allocated among them so that the per-Unit amount is the same (excluding discounts). Consequently, offering expenses of $142,141 already paid by the Partnership was allocated to WNC California Housing Tax Credits IV, Series 5 in regards to equalizing offering expenses on a per-Unit basis.


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of June 30, 1996 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex. As of June 30, 1996, construction or rehabilitation of six of the Apartment Complexes had been completed and two were undergoing construction or rehabilitation

As of June 30, 1995 the Partnership had acquired limited partnership interests in three limited partnerships each of which owns one Apartment Complex. As of June 30, 1995, construction or rehabilitation of one of the Apartment Complexes had been completed and two were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of June 30, 1996 and December 31, 1995:

                                                       1996           1995
                                                      ------         ------
Investment per balance sheet, beginning
  of period                                        $ 8,494,018    $ 3,355,553

Capital contributions to limited
  partnerships                                           5,349      4,702,910
Increase in capitalized acquisition fees
  and costs                                             26,494        551,835
Amoritization                                          (12,212)       (16,056)
Equity in income (loss) of limited
  partnerships                                        (172,000)      (100,224)
                                                      ---------      ---------
Investment per balance sheet, end of
  period                                           $ 8,341,649    $ 8,494,018
                                                     =========      =========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1996 and 1995 is as follows:

                                           Six months ended

                                   June 30, 1996      June 30, 1995

         Total revenue                   $338,000             $30,800
                                         --------             -------
         Expenses:
          Operating expenses -
          exclusive of depreciation
          and interest                    211,000              22,100
      Interest expense                    119,000               9,600
          Depreciation                    182,000              13,400
                                          -------              ------
        Total expenses                    512,000              45,100
                                          -------              ------

              Net loss                 $(174,000)           $(14,300)
                                       ==========           =========

Net    loss     allocable     to       $(172,000)           $(14,209)
                                       ==========           =========
           Partnership


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

        Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $13,650 and $353,210 were incurred for the six months ended June 30, 1996 and 1995.

        An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited

                        WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                              (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED) partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $15,813 and $943 for the six months ended June 30, 1996 and 1995.

        Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the six moths ended June 30, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $7,009 and $-0-, respectively and during the six months ended June 30, 1995 the Partnership incurred organizational, offering and selling expenses of $-0-, $590,400 and $319,850 respectively.

        A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1996 and December 31, 1995:


                                                     1996              1995
                                                  ----------         --------

   Acquisition fees                               $  26,565         $  14,321
   Advances made for acquisition costs,
     organizational, offering and selling
     expenses                                         6,900            56,680
   Asset management fees accrued                     47,438            31,625
   Other advances and expenses                       12,093                 0
                                                     ------        ----------

                                                   $ 92,996       $   102,526
                                                     ======          ========

See Note 2 for additional related party transaction.

                        WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                              (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - PAYABLE TO LIMITED PARTNERSHIPS

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

NOTE 7 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1996 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or June 30, 1996 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.

During the six months ended June 30, 1996, the Partnership collected payments of $112,500 for those promissory notes previously issued. During the six months ended June 30, 1995, the Partnership accepted $137,500 in promissory notes from limited partners and collected payments of $150,500 for those promissory notes previously issued.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Partnership is negotiating to acquire one additional limited partnership interest which would commit the Partnership to additional capital contributions of approximately $483,000.

                WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                         (A California Limited Partnership)
                          (A Development-Stage Enterprise)
                                   BALANCE SHEETS
                         June 30, 1996 and December 31, 1995

                                               1996                 1995
                                               ----                 ----
                                       ASSETS

Cash and cash equivalents              $    3,105,388             $1,000

Subscriptions receivable - Note 8              28,850

Loans receivable -Note 2                       60,456

 Investment in limited
  partnerships - Note 3                    3,987,459

 Other assets -                                   701
                                                 ----              -----
                                           $7,182,854            $ 1,000
                                           ==========              =====



                          LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 4     138,707             $  -

 Offering cost reimbursements due from
   affiliate -Note 5                           142,141
Capital contributions payable -Note 6        1,370,424
                                             ---------
      Total liabilities                      1,509,131
                                             ---------

Partners' equity (deficit):
 General partner                                (6,663)                100

 Limited partners (10,000 units
  authorized, 6,507 units issued
  and outstanding)                             5,538,245               900
                                               ---------               ---

Total partners' equity                          5,531,582             1,000
                                                ---------             -----

                                            $   7,182,854       $     1,000
                                            =============       ===========



                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                         (A California Limited Partnership)
                          (A Development-Stage Enterprise)
                               STATEMENT OF OPERATIONS
         For the Three Months Ended June 30, 1996 and the Period from
          February 26, 1996 (Date Operations Commenced) to June 30,1996

                                                               Period from
                                                               February 26,
                                                               1996 (Date
                                                               Operations
                                         Three                 Commenced) to
                                         Months                June 30, 1996
                                         -------               -----------
Interest income                       $   12,055                   $16,315
                                         -------               -----------


Operating expenses:
Amortization
                                               2,126               2,468
Other
                                                 881                 893
                                                ----                 ---
Total operating expenses                       3,007               3,361

Income from operations                         9,048              12,954
                                              ------              ------

Net incomes                                   $9,048             $12,954
                                               ======             ======

Net loss allocated to:
  General partner                              $  90               $ 130
                                                 ===                 ===
  Limited partners                             $8,958           $ 12,824
                                               ======             ======

Net income per 2,915 weighted limited
partner units outstanding June 30, 1996      $   3.07              $4.40
                                             ========              =====



                                      UNAUDITED
                   See Accompanying Notes to Financial Statements

                   WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                            (A California Limited Partnership)
                             (A Development-Stage Enterprise)
                               STATEMENT OF PARTNERS' EQUITY

 For Period from February 26, 1996 (Date Operations Commenced) to June 30, 1996



                                          General         Limited
                                          Partner         Partner         Total

Equity, December 31, 1995                   $ 100           $ 900       $ 1,000

Capital contributions (25,000 units
authorized, 6,507 units issued and
outstanding                                             6,253,900     6,253,900
Capital issued for notes receivable                       (47,000)      (47,000)
Offering expenses                          (6,893)       (682,379)     (689,272)
Net loss for the Period from
 February 26, 1996 (Date  Operations
 Commenced) to June 30, 1996                   130          12,824       12,954
                                          ---------     ----------    ---------
Equity (deficit), June 30,1996             $(6,663)     $5,538,245   $5,531,582
                                          =========      =========   ==========









                                         UNAUDITED
                      See Accompanying Notes to Financial Statements

                WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                          (A California Limited Partnership)
                           (A Development-Stage Enterprise)
                               STATEMENT OF CASH FLOWS
 For Period from February 26, 1996 (Date Operations Commenced) to June 30, 1996


Cash flows provided by operating activities:

  Net loss                                                         $    12,954
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Amortization                                                     2,468
        Change in other assets                                            (701)
        Accrued fees and expense due
          to general partner and affiliates                              4,042
                                                                         -----

             Net cash provided by operating activities                  18,763
                                                                        ------

Cash flows used by investing activities:
 Investment in limited partnerships                                 (2,319,104)
 Increase in loans receivable to limited partnerships                  (60,456)
 Acquisition costs and fees                                           (213,497)
                                                                      --------
      Net cash flows used by investing activities                   (2,593,057)
                                                                     ----------

Cash flows provided by financing activities:
  Capital contributions from partners                                6,178,050
  Offering costs                                                      (499,368)
                                                                      --------
      Net cash flows used by financing activities                    5,678,682
                                                                    ----------


Net decrease in cash and cash equivalents                            3,104,388

Cash and cash equivalents, beginning of period                           1,000
                                                                         -----

Cash and cash equivalent, end of period                          $    3,105,388
                                                                   ============




                                      UNAUDITED
                    See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       STATEMENT OF CASH FLOWS - CONTINUED

 For Period from February 26, 1996 (Date Operations Commenced) to June 30, 1996



Supplemental disclosure of noncash financing and investing activity:


The Partnership has incurred but not paid:
  Capital contributions in connection with investments in
        limited partnerships                                        $1,370,424
  Acquisition fees payable to affiliate of general partner              86,902
  Offering and selling expenses  payable to affiliate of
         general partner                                                47,763
  Offering cost reimbursements due to an affiliate                     142,141

   The Partnership has not received:
    Subscriptions in connection with capital contributions              28,800
    Notes in connection with capital contributions                      47,000















                                           UNAUDITED
                        See Accompanying Notes to Financial Statements

                    WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                              (A California Limited Partnership)
                               (A Development Stage-Enterprise)


                                NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
WNC California Tax Credits IV, L.P., Series 5 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 12, 1995, and commenced operations on February 26, 1996. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

The general partner of the Partnership is WNC & Associates, Inc. (the "General Partner"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc.

Allocations Under the Terms of the Partnership Agreement
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Method of Accounting For Investment in Limited Partnerships
The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment.

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

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - LOANS RECEIVABLE
- -------------------------

Loans receivable represent amounts loaned by the Partnership to certain limited partnerships in which the Partnership may invest. These loans will be applied against the first capital contribution due if the Partnership ultimately acquires a limited partnership interest. In the event that the Partnership does not acquire a limited partnership interest, the loans are to be repaid with interest with at a rate of prime plus 1% per annum. Loans receivable have been incurred in the amount of $60,456 and $0 at June 30, 1996 and December 31, 1995.

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS
- -------------------------------------------

As of June 30, 1996 the Partnership had acquired limited partnership interests in two limited partnerships which each own one Apartment Complex. As of June 30, 1996, one Apartment had started construction and the other had not.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnership upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of June 30, 1996.

                                                                  1996
Investment per balance sheet, beginning of
 period                                                         $         0
Capital contributions to limited partnerships                     3,689,528
Increase in capitalized acquisition fees
  and costs                                                         300,399
Amortization                                                         (2,468)
                                                                     ------

Investment per balance sheet, end of period                    $  3,987,459
                                                                  =========

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

No operations were incurred by limited partnerships for the period from February 26, 1996 (Date Operations Commenced) to June 30, 1996.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $293,360 were incurred for the six months ended June 30, 1996. An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred no fees for the six months ended June 30, 1996.

     Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the six months ended June 30, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $249,541 and $297,590, respectively.

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

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)
- -----------------------------------------------

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1996 and December 31, 1995:


                                                         1996              1995
                                                         --------          ----
  Acquisition fees                                        $86,902           $ 0
  Advances made for acquisition costs,
   organizational, offering and selling  expenses         51,805              0
                                                          -------             -
                                                        $ 138,707           $ 0
                                                          =======             =
See Note 5 for additional related party transaction.

NOTE 5 - O & O REIMBURSEMENTS DUE TO AFFILIATE
- ----------------------------------------------

O & O Reimbursements Due To Affiliate represents amounts due to WNC California Housing Tax Credits IV, Series 4 for reimbursement of Organizational and Offering Expenses. Section 5.3.1. (iii) of the partnership agreement provides that if Organizational and Offering Expenses on a per-Unit basis are higher for one series than for another (excluding certain discounts), the total of Organizational and Offering Expenses incurred by all such series shall be allocated among them so that the per-Unit amount is the same (excluding discounts). Consequently, offering expenses of $142,141 already paid by WNC California Housing Tax Credits IV, Series 4 was allocated to the Partnership in regards to equalizing offering expenses on a per-Unit basis.

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

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

During the six months ended June 30, 1996, the Partnership accepted $47,000 in promissory notes from limited partners. Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1997 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or June 30, 1997 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                 and Series 5 (California Limited Partnerships)
                        (A Development Stage-Enterprise)

                                  June 30, 1996

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

Liquidity and Capital Resources-Series 4
- ----------------------------------------

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net decrease in cash and cash equivalents of approximately $552,000 for the six months ended June 30, 1996. Cash of approximately $26,000 and $90,000 was provided by financing activities and operating activities during six months ended June 30, 1996. Cash of approximately $704,000 used by investing activities and consisted of capital contributions to limited partnerships and acquisition fees and expenses of approximately $690,000 and $14,000, respectively. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net increase in cash and cash equivalents of approximately $2,617,000 for the six months ended June 30, 1995. This increase in cash was provided by financing activities, including the proceeds from the Offering and short term indebtedness described below. Cash from financing activities for the period ended June 30, 1995 was sufficient to fund the investing activities of the Partnership during such periods in the amount of approximately $2,124, 0000, which consisted of investments in limited partnerships and acquisition fees and costs.. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments for interest expense of approximately $29,000. The major components of all these activities are discussed in greater detail below.

As of June 30, 1996, Series 4 was indebted to WNC & Associates, Inc. for approximately $93,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $27,000, advances to pay front-end fees of approximately $13,000, Asset Management Fees of $47,000 and advances to for payment of operating fees and expenses $6,000. As of December 31, 1995 Series 4 was indebted to WNC & Associates for approximately $103,000 consisting of accrued Acquisition Fees of approximately $14,000, advances to pay front-end fees of $57,000, and Asset Management Fees of $32,000. Associates obtained the necessary funds for its 1995 advances to Series 4 for capital contributions pursuant to a bank line of credit. As permitted by Series 4 Agreement, such funds bore interest at the lender's rate (i.e., the rate paid by Associates pursuant to its line of credit, which is equal to 1% per annum over the prime rate published in The Wall Street Journal from time to time) which has ranged from 9.75 to 10.5% per cent per annum. Associates' loan is payable upon demand. and amounts lent in 1995 were repaid in May 1995. In addition, during 1995 Series 4 obtained a bank loan in the amount of $1,200,000. The loan bore interest at a variable rate equal to the lender's prime rate less 0.75% per annum and was payable interest only on a monthly basis until April 1996 when the entire principal amount was repaid.

As of June 30, 1996 the Series 4 has made offering costs reimbursements in excess of the amount allocated on a per-Unit basis among the issuers of WNC California Housing Tax Credits IV, L.P., Series 4 through Series 9. The Partnership is due approximately $142,000 from the other issuer, Series 5.

As of June 30, 1996 and December 31, 1995, Series 4 has received and accepted subscriptions funds in the amount of $11,099,000, of which $60,000 and $172,500, respectively were represented by Promissory Notes. As of June 30, 1996 and December 31, 1995, Series 4 had made capital contributions to Local Limited Partnerships in the amount of approximately $5,791,000, and $5,102,000, respectively, and had commitments for additional capital contributions of approximately $2,101,000 and $2,786,000, respectively.

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

Under the Partnership Agreements the Partnerships do not have the ability to assess the Limited Partners for additional capital contributions to provide capital if needed by the Partnerships or Local Partnerships. Accordingly, if circumstances arise that cause the Local Partnerships to require capital in addition to that contributed by the Partnerships and any equity contributed by the general partners of the Local Partnerships, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the Apartment Complexes owned by the Local Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the general partners of the Local
Partnerships, (iii) other equity sources (which could adversely affect the Partnerships' interest in Housing Tax Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Partnerships in question. If such funds are not available, the Local Partnerships would risk foreclosure on their Apartment Complexes if they were unable to re-negotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Partnerships relate to such debt. See "Risk Factors - Investment Risks - Risks Associated With Use of Leverage" and "Investment Objectives and Policies - Use of Leverage" in the Prospectus.

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

Liquidity and Capital Resources-Series 5
- ----------------------------------------

Overall, as reflected in its Statement of Cash Flows, Series 5 had a net increase in cash and cash equivalents of approximately $3,104,000 for the six months ended June 30, 1996. Cash from financing activities for the period ended June 30, 1996 of approximately $5,679,000 was sufficient to fund the investing activities of Series 5 during such periods in the amount of approximately $2,593,000, which consisted of capital contributions to limited partnerships, loan to limited partnership and acquisition fees and costs of approximately $2,319,000, $60,000 and $214,000, respectively. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

As of June 30, 1996 Series 5 was indebted to WNC & Associates, Inc. for approximately $139,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $87,000 and advances to pay front-end fees of approximately $51,000.

As of June 30, 1996 the Series 5 has made  offering  costs  reimbursements  less than  the  amount  allocated  on a  per-Unit  basis  among  the  issuers  of WNC
California Housing Tax Credits IV, L.P., Series 4 through Series 9. Approximately $142,000 is due to the other issuer, Series 4.


As of August 1 and June 30, 1996, Series 5 has received and accepted subscriptions funds in the amount of $6,254,000 , of which $27,500 and $37,500 was represented by Promissory Notes. As of August 1 1996, June 30, 1996 and December 31, 1995, Series 5 had made capital contributions to Local Limited
Partnerships in the amount of approximately $2,319,000, $2,319,000 and $0, respectively, and had commitments for additional capital contributions of approximately $1,370,000, $1,370,000 and $0, respectively.

Results of Operations - Series 4
- --------------------------------

As of June  30,  1996 and  1995,  Series 4 had  acquired  8 and 3 Local  Limited
Partnership Interests, respectively. Each of the eight Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1996 and 1995, only six and one, respectively, of the Apartment Complexes in Series 4 had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended June 30, 1996 and 1995 reflected in the Statement of Operations of Series 4 is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, Series 4 had a loss of approximately $129,000 and $42,000 for the six months ended June 30, 1996 and 1995 respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses was interest expense on borrowings of approximately $29,000 for the six months ended March 31, 1995; for the six months ended June 30, 1996 and in the future the Asset Management Fee was and is expected to be the most significant component. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $16,000 was accrued for the six months ended June 30, 1996.

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

Results of Operations - Series 5
- --------------------------------

As of June 30, 1996 and December 31, 1995, Series 5 had acquired 2 and 0 Local Limited Partnership Interest, respectively. The Local Limited Partnerships are expected to receive government assistance and have received a reservation for Housing Tax Credits. As of June 30, 1996, the Apartment Complexes in Series 5 had not commenced operations. Accordingly, the Statement of Operations of Series 5 for the period ended June 30, 1996 is not indicative of the amounts to be reported in future years.

As  reflected  on  its  Statements  of  Operations,   Series  5  had  income  of
approximately $9,000 for the period ended June 30, 1996. There were no operations as of June 30, 1995. The component items of revenue and expense are discussed below.

Revenue. Series 5's revenues consisted entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that Series 5 will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

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

PART II - OTHER INFORMATION


    ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) None

        (b) A current report on Form 8-K dated May 30, 1996 was filed during the quarter ended June 30, 1996. The current report set forth information pertaining to the acquisition by the Partnership of one Limited Partnership interests under Item 2 thereof and pro forma financial information required by Article 11 of Regulation S-X were provided by the current report.

                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 (Registrant)


                      By:    WNC CALIFORNIA TAX CREDIT PARTNERS IV, L.P.,
                      General Partner

                      By:  WNC & ASSOCIATES, INC., General Partner


                      By       /s/ John B. Lester, Jr.
                      --------------------------------
                             John B. Lester, Jr.
                             President


                             Date:   08/20/1996






                         By    /s/ Theodore M. Paul
                         ---------------------------
                         Theodore M. Paul, Chief Financial Officer


                             Date:     08/20/1996