Form 10-Q
period 1996-09-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4; WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 5
filed 1996-11-18
CIK 921052, 921054

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:    September 30, 1996
                                                             OR

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED September 30, 1996

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements- Series 4

         Balance Sheets, September 30, 1996 and December 31, 1995              4

         Statement of Operations
            For the three and nine months ended September 30, 1996 and         5
            1995

         Statement of Partners' Equity
            For the nine months ended September 30, 1996 and 1995              6

         Statement of Cash Flows
            For the nine months ended September 30, 1996 and 1995              7

         Notes to Financial Statements                                         9

     Item 1. Financial Statements- Series 5

         Balance Sheets, September 30, 1996 and December 31, 1995             15

         Statement of Operations
            For the Period  from  February  26,  1996 (Date  Operations       16
            commenced)  to September 30, 1996

         Statement of Partners' Equity
            For the Period  from  February  26,  1996 (Date  Operations       17
            commenced)  to September 30, 1996

         Statement of Cash Flows
            For the Period  from  February  26,  1996 (Date  Operations       18
            commenced)  to September 30, 1996

        Notes to Financial Statements                                         20

         WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 through 9
                       (A California Limited Partnership)

                         INDEX TO FORM 10-Q (CONTINUED)

                    FOR THE QUARTER ENDED September 30, 1996



PART I. FINANCIAL INFORMATION (CONTINUED)

     Item 2.  Management's  Discussion  and  Analysis  of  Financial          26
     Condition  and  Results  of Operations


PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                  32

    Signatures                                                                33

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                       1996               1995
                                                       ----               ----

                                           ASSETS

Cash and cash equivalents                        $ 2,877,952         $ 3,827,214
O & O reimbursements due from affiliate-Note 2       142,141
Loans receivable from limited partnerships           100,000
 Investment in limited partnerships - Note 3       8,119,154           8,494,018
 Other assets                                         12,003              25,824
                                                      ------              ------
                                                 $11,251,250         $12,347,056
                                                  ==========          ==========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payable to limited partnership - Note 5           $ 1,806,093        $ 2,785,857
 Accrued fees and expenses due to
   general partner and affiliates - Note 4             38,798            102,526
                                                    ----------         ---------
  Total liabilities                                 1,844,891          2,888,383
                                                    ----------         ---------

Partners' equity (deficit):
 General partner                                      (16,829)          (14,581)
 Limited partners (25,000 units authorized,
   11,500 issued and outstanding)                    9,423,188         9,473,254
                                                     ---------         ---------
Total partners' equity                               9,406,359         9,458,673
                                                     ---------         ---------
                                                   $11,251,250       $12,347,056
                                                    ==========        ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                         STATEMENT OF  OPERATIONS
         For the Three and Nine Months Ended September 30, 1996 and 1995

                                                  1996                     1995
                                                  ----

                                 Three         Nine         Three         Nine
                                 Months        Months       Months        Months

Interest income               $  36,690     $ 117,170    $  52,249     $  71,747
                                 ------       -------       ------        ------

Operating expenses:
Amortization                      6,302        18,514        5,255       10,063
Asset management fees (Note 4)    7,906        23,719          724        1,667
Legal and accounting              (175)         5,000                     7,000
Interest expenses                                                -       79,853
Other                               799         5,429       (3,510)       2,730
                                  -----         -----       -------       -----


Total operating expenses         14,832        52,662         2,469     101,313
                                 ------        ------         -----     -------

Loss from operations             21,858        64,508        49,780     (29,566)
Equity in loss from
 limited partnerships          (231,000)     (403,000)      (17,491)    (31,700)
                              ---------     ---------      --------     --------

Net income (loss)            $ (209,142)    $(338,492)    $  32,289    $(61,266)
                              =========     =========        =======     =======

Net loss allocated to:
  General partner           $   (2,091)       (3,385)           323        (613)
                                =======       =======           ===        =====

  Limited partners          $ (207,051)     (335,107)        31,966     (60,653)
                              =========     =========        =======    ========

Net loss per limited
partner units (11,500 and 6,607
weighted units 1996 and 1995)$  (18.00)    $  (29.14)     $     5.00   $  (9.00)
                                =======       =======           =====     ======

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENT  OF  PARTNERS'  EQUITY
             For the Nine Months Ended September 30, 1996 and 1995




For the  Nine Months Ended September 30, 1996
                                           General          Limited
                                           Partner          Partner       Total

Equity (deficit), December 31, 1995     $ (14,581)      $ 9,473,254   $9,458,673
Capital collected from notes receivable                     172,500      172,500
Reduction of offering expense                1,137          112,541      113,678
Net loss for the nine months ended
 September 30, 1996                         (3,385)        (335,107)   (338,492)
                                         ---------        ---------      -------

Equity (deficit), September 30, 1996    $ (16,829)      $ 9,423,188   $9,406,359
                                          ========        =========    =========



For the  Nine Months Ended September 30, 1995
                                           General         Limited
                                           Partner         Partner        Total

Equity (deficit), December 31, 1994     $   (3,015)      $1,703,189   $1,700,174

Capital contributions                                     8,942,050    8,942,050
Capital issued for notes receivable -Note 8               (192,500)    (192,500)
Capital collected from notes receivable                     155,500      155,500
Offering expense                            10,382)      (1,027,824) (1,038,206)
Net loss for the nine months ended
 September 30, 1995                           (613)         (60,653)    (61,266)
                                              ----          -------     -------

Equity (deficit), September 30, 1995    $  (14,010)      $ 9,519,762  $9,505,752
                                           ========        =========   =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENT   OF  CASH  FLOWS
             For the Nine Months Ended September 30, 1996 and 1995

                                                      1996                 1995
                                                      ----                 ----
Cash flows provided (used) by operating activities:

  Net loss                                       $ (38,492)           $ (61,266)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships      403,000               31,700
        Amortization                                 18,514               10,063
        Asset management fee                       (21,281)                1,667
        (Increase) decrease in interest receivable   13,821             (21,170)
        Decrease in interest payable                                    (13,449)
        Accrued fees and expense due to
        general partner and affiliates              (5,613)               12,342
                                                    -------              -------

Net cash provided (used) by operating activities     69,949             (40,113)
                                                     ------             --------

Cash flows used by investing activities:
   Investments in limited partnerships            (984,793)            (387,436)
   Acquisition costs and fees                      (29,377)            (688,464)
   Loan to Limited partnership                    (100,000)
                                                  --------             --------
Net cash used by investing activities           (1,114,170)          (1,075,900)
                                                -----------          -----------

Cash flows provided by financing activities:
  Capital contributions from partners               172,500            9,163,250
  Offering costs                                   (77,541)          (1,305,757)
  Payment of advances from affiliates                                (1,262,026)
  Payment of loan payable                                 -          (1,200,000)
                                                   ---------         -----------
Net cash provided by financing activities             94,959           5,395,467
                                                   ---------           ---------

Net increase (decrease) in cash
  and cash equivalents                             (949,262)           4,279,454
Cash and cash equivalents, beginning of period     3,827,214             484,771
                                                   ---------             -------
Cash and cash equivalent, end of period         $  2,877,952        $  4,764,225
                                                   =========           =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       STATEMENT OF CASH FLOWS - CONTINUED

              For the Nine months ended September 30, 1996 and 1995



Supplemental disclosure of noncash financing and investing activity:

                                      For the Nine Months    For the Nine Months
                                      Ended September 30,    Ended September 30,
                                           1996                      1995
                                           ----                      ----
During the nine months ended September  30,1996,  the Partnership's  payables to limited partnerships; (in connection with its investments in limited partnerships) (see Note 3) had non-cash transactions as follows:

Increases due to acquisition of limited     $211,677                 $833,979
partnership interests Decreases due to
various price adjuster provisions in the
respective limited partnership agreements  (206,648)
The Partnership applied loans receivable
from limited partnerships to ivestments
in limited partnerships                            0                 (1,098,608)
                                                   -                 ----------
  Net non-cash activity in Partnership'
   payables to limited partnerships            5,029                   (264,629)
                                               -----                   ---------

Other non-cash activity:
 The Partnership has incurred but not paid:
  Acquisition fees payable to affiliate of
  general partner                             $12,24
 Selling fees advanced by
  affiliate of general partner                 1,475

 O & O reimbursement receivable
 from an affiliate                           $142,141


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization WNC CALIFORNIA TAX CREDITS IV, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 16, 1995, and commenced operations on July 26, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits. The general partner of the Partnership is WNC California Tax Credit Partners IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 70% of the outstanding stock of WNC & Associates, Inc. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 30% of the outstanding stock of WNC & Associates, Inc. General The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1995 (audited). In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations and changes in cash flows for the nine months ended September 30, 1996 and 1995. Allocations Under the Terms of the Partnership Agreement The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

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

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------
The investment in limited partnerships is accounted for on the equity method of accounting whereby the Partnership adjusts its investment balance for its share of each limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investments in limited partnerships are capitalized as part of the investment account.

Losses from the limited partnerships will not be recognized to the extent that the individual investment balance would be adjusted below zero.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization Costs
------------------
Organization costs will be amortized on the straight-line method over 60 months.

Cash and Cash Equivalents
-------------------------
The Partnership considers investments with an original maturity of three months or less as cash equivalents.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - O & O REIMBURSEMENTS DUE FROM AFFILIATE

O & O Reimbursements Due Form Affiliate represents amounts due from WNC California Housing Tax Credits IV, Series 5 for reimbursement of Organizational and Offering Expenses. Section 5.3.1. (iii) of the partnership agreement provides that if Organizational and Offering Expenses on a per-Unit basis are higher for one series than for another (excluding certain discounts), the total of Organizational and Offering Expenses incurred by all such series shall be allocated among them so that the per-Unit amount is the same (excluding discounts). Consequently, offering expenses of $142,141 already paid by WNC California Housing Tax Credits IV, Series 5 was allocated to the Partnership in regards to equalizing offering expenses on a per-Unit basis.


NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS

As of September 30, 1996 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex. As of September 30, 1996, construction or rehabilitation of seven of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation

As of September 30, 1995 the Partnership had acquired limited partnership interests in five limited partnerships each of which owns one Apartment Complex. As of September 30, 1995, construction or rehabilitation of two of the Apartment Complexes had been completed and three were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of September 30, 1996 and December 31, 1995:

                                                   1996                   1995
                                                   ----                   ----
Investment per balance sheet,
beginning of Period                               $8,494,018         $3,355,553
Capital contributions to limited
partnerships                                           5,029          4,702,910
Increse in capitalized acquisition
fees and costs                                        41,621            551,835
Amortization                                         (18,514)           (16,056)
Equity in income (loss)of limited
partnerships                                        (403,000)          (100,224)
                                                    --------           --------
Investment per balance sheet, end of
period                                            $8,119,154         $8,494,018
                                                   ==========         ==========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1996 and 1995 is as follows:

                                                   Nine months ended

                                           September 30,     September 30,
                                               1995              1996
                                               ----              ----

Total revenue                              $527,000            $49,000
  Expenses:
   Operating expenses -  exclusive of
    depreciation and interest               360,000             31,000
   Interest expense                         195,000             18,000
   Depreciation                             380,000             32,000
  Total expenses                            935,000             81,000
                                            -------             ------
  Net loss                               $(408,000)          $(32,000)
                                          =========          =========
  Net loss allocable to Partnership      $(403,000)          $(31,700)
                                          =========          =========


NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $13,650 and $489,940 were incurred for the nine months ended September 30, 1996 and 1995.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED) partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $23,719 and $1,667 for the nine months ended September 30, 1996 and 1995.

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the nine moths ended September 30, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $(113,678) and $-0-, respectively and during the nine months ended September 30, 1995 the Partnership incurred organizational, offering and selling expenses of $-0-, $634,700 and $403,500 respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1996 and December 31, 1995:


                                                    1996                  1995
                                                   -------           --------

    Acquisition fees                            $  26,565             $  14,321
    Advances made for acquisition costs,
      organizational, offering and selling
      expenses                                      1,475                56,680
    Asset management fees accrued                  10,344                31,625
    Other advances and expenses                       414                     0
                                                      ---                     -
                                                $  38,798             $ 102,526
                                                   ======               =======

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

NOTE 7 - SUBSCRIPTION AND INVESTOR NOTES RECEIVABLE

Limited partners who subscribe for ten or more units of limited partnership interest ($10,000) may elect to pay 50% of such purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable bearing interest at the rate of 8% per annum. Principal and interest are due (i) January 31, 1996 if the investor subscribes between January 1, 1996 and June 1, 1996 or (ii) the later of the date of subscription or September 30, 1996 if the investor subscribes after June 1, 1996. This amount is presented as a reduction in partners' equity.

During the nine months ended September 30, 1996, the Partnership collected payments of $172,500 for those promissory notes previously issued. During the nine months ended September 30, 1995, the Partnership accepted $192,500 in promissory notes from limited partners and collected payments of $155,500 for those promissory notes previously issued.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Partnership is negotiating to acquire one additional limited partnership interest which would commit the Partnership to additional capital contributions of approximately $483,000.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                  1996                   1995
                                 ASSETS

Cash and cash equivalents                     $ 2,965,712           $      1,000
Investment in limited
  partnerships - Note 2                         4,014,660                      -
Due from affiliate                                 60,456                      -
                                                   ------                  -----

                                              $ 7,040,828           $      1,000
                                              ===========           ============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accrued fees and expenses due to
   general partner and affiliates - Note 3    $     21,145          $          -
Offering costs due from affiliate - Note 4         142,141                     -
Capital contributions payable                    1,370,424                     -
                                                 ---------               -------
   Total liabilities                             1,533,710                     -
                                                 ---------

Partners' equity (deficit):
 General partner                                   (7,360)                   100
 Limited partners (10,000 units
  authorized, 6,507 units issued
  and outstanding)                               5,514,478                   900
                                                 ---------                   ---

Total partners' equity                           5,507,118                 1,000
                                                 ---------                 -----

                                               $ 7,040,828           $     1,000
                                               ===========           ===========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
             For the Three Months and Period from February 26, 1996
               (Date Operations Commenced) to September 30, 1996



                                              Three                      Nine
                                              Months                     Months
                                              ------                     ------

Interest income                           $  19,491                   $  35,806
                                          ---------                   ---------

Operating expenses:
Amortization                                   2,535                      5,003
Other                                            241                      1,134
                                                 ---                      -----
Total operating expenses                       2,776                      6,137
                                               -----                      -----
Loss from operations                          16,715                     29,669
                                              ------                     ------
Net income                                $  16,715                    $ 29,669
                                           =========                    ========

Net income allocated to:
  General partner                          $     167                    $    297
                                           =========                    ========

  Limited partners                         $  16,548                    $ 29,372
                                           =========                    ========

Net income per 4,113 weighted limited
partner units outstanding
September 30, 1996                         $    4.02                    $   4.56
                                           =========                    ========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                          STATEMENT OF PARTNERS' EQUITY

        For the Period from February 26,1996 (Date Operations Commenced)
                             to September 30, 1996





                                        General         Limited
                                        Partner         Partner          Total

Equity (deficit), December 31, 1995   $     100      $      900       $   1,000

Capital contributions (25,000 units
authorized, 6,507 units issued and
outstanding)                                           6,252,150      6,252,150
Offering expenses                         (7,757)       (775,701)      (767,944)

Net income for the Period from
 February 26,1996 (Date Operations
 Commenced) to September 30, 1996            297          29,372         29,669
                                             ---          ------         ------

Equity (deficit), September 30, 1996  $   (7,360)     $5,514,478     $5,507,118
                                        ========      ==========     ==========






                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
        For the Period from February 26,1996 (Date Operations Commenced)
                              to September 30, 1996



Cash flows used by operating activities:

  Net income                                                        $    29,669
    Adjustments to reconcile net
     loss to net cash used in
     operating activities:
     Amortization                                                         5,003
          Accrued fees and expense due to
     general partner and affiliates                                       6,000
                                                                          -----
       Net cash provided by operating activities                         40,672
                                                                         ------
Cash flows used by investing activities:
 Investment in limited partnerships                                  (2,319,104)
 Increase in loans receivable to limited
 Partnerships                                                                 -
 Acquisition costs and fees
 Increase in due from affilate                                          (60,456)
                                                                        -------
       Net cash flows used by investing activities                   (2,709,695)
                                                                     ----------

Cash flows provided by financing activities:
  Capital contributions from partners                                 6,252,150
  Increase in subscriptions receivable                                        -
  Increase in contributions receivable                                        -
  Offering costs                                                       (618,415)
                                                                       --------
      Net cash flows provided by financing activities                 5,633,735
                                                                      ---------

Net increase in cash and cash equivalents                             2,964,712
Cash and cash equivalents, beginning of period                            1,000
                                                                          -----

Cash and cash equivalent, end of period                             $ 2,965,712
                                                                      =========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

          For Period from February 26, 1996 (Date Operations Commenced)
                              to September 30, 1996



Supplemental disclosure of noncash financing and investing activity:


  The Partnership has incurred but not paid:
  Capital contributions in connection with investments in
    limited partnerships                                              $1,370,424
  Offering and selling expenses payable to affiliate of                   15,145
    general partner
  Offering cost reimbursements due to an affiliate                       142,141
  Advance from affiliate -escrow payment                                   6,000







                                  UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
-------------
WNC California Tax Credits IV, L.P., Series 5 (the "Partnership") was formed under the California Revised Limited Partnership Act on September 12, 1995, and commenced operations on February 26, 1996. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Partnership's Annual Report for the year ended December 31, 1995.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and changes in cash flows for the for the period from February 26,1996 (Date Operations Commenced) to September 30, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

Organization Costs
Organization costs are being amortized on the straight-line method over 60 months.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of September 30, 1996 the Partnership had acquired limited partnership interests in two limited partnerships which each own one Apartment Complex. As of September 30, 1996, one Apartment had started construction and the other commenced construction.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnership upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of September 30, 1996.
                                                                       1996
Investment per balance sheet, beginning of
Period                                                                 $       0
Capital contributions to limited partnerships                          3,689,528
Increase in capitalized acquisition fees and costs                       330,135
Amortization                                                             (5,003)
                                                                         ------
Investment per balance sheet, end of
period                                                               $ 4,014,660
                                                                     -----------

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (Continued)

No operations were incurred by limited partnerships for the period from February 26, 1996 (Date Operations Commenced) to September 30, 1996.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition   fees  of  up  to  7% of the gross  proceeds  from the sale of
     Partnership units. Acquisition fees of $293,360 were incurred for the nine months ended September 30, 1996.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership incurred no fees for the nine months ended September 30, 1996.

     Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the
     Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the nine months ended September 30, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $249,541 and $297,590, respectively.

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

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 5
                       (A California Limited Partnership)
                        (A Development Stage-Enterprise)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1996 and December 31, 1995:

                                                        1996               1995
                                                        ----               ----
    Due to affiliate of general partner                 $  0            $     0
    Advances made for acquisition costs,
     organizational, offering and selling  expenses   15,145                  0

    Advance payable to affiliate for excrow transfer   6,000                  0
                                                       -----                  -
                                                     $21,145            $     0
                                                     -------                  -
    Receivable from affiliate for advance to limited
      partnership                                    $60,456            $     0
                                                     -------                  -
See Note 4 for additional related party transaction.

NOTE 4 - O & O REIMBURSEMENTS DUE TO AFFILIATE

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


NOTE 6 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

WNC California Housing Tax Credits IV, L.P., Series 4 - Series 9 are California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). WNC
California Housing Tax Credits IV, L.P., Series 4 ("Series 4") and Series 5 ("Series 5") are the only registrants to have commenced an offering. Series 4 and Series 5 are referred together as the "Partnerships".

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

Liquidity and Capital Resources-Series 4

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net decrease in cash and cash equivalents of approximately $949,000 for the nine months ended September 30, 1996. Cash of approximately $95,000 and $70,000 was provided by financing activities and operating activities during nine months ended September 30, 1996. Cash of approximately $1,014,000 used by investing activities and consisted of capital contributions to limited partnerships and acquisition fees and expenses of approximately $985,000 and $29,000, respectively. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net increase in cash and cash equivalents of approximately $4,279,000 for the nine months ended September 30, 1995. This increase in cash was provided by financing activities, including the proceeds from the Offering and short term indebtedness described below. Cash from financing activities for the period ended September 30, 1995 was sufficient to fund the investing activities of the Partnership during such periods in the amount of approximately $1,076,0000, which consisted of investments in limited partnerships and acquisition fees and costs.. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments for interest expense of approximately $80,000. The major components of all these activities are discussed in greater detail below.

As of September 30, 1996, Series 4 was indebted to WNC & Associates, Inc. for approximately $39,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $27,000, advances to pay front-end fees and for payment of operating fees and expenses of approximately $2,000 and Asset Management Fees of $10,000. As of December 31, 1995 Series 4 was indebted to WNC & Associates for approximately $103,000 consisting of accrued Acquisition Fees of approximately $14,000,advances to pay front-end fees of $57,000, and

Asset Management Fees of $32,000. Associates obtained the necessary funds for its 1995 advances to Series 4 for capital contributions pursuant to a bank line of credit. As permitted by Series 4 Agreement, such funds bore interest at the lender's rate (i.e., the rate paid by Associates pursuant to its line of credit, which is equal to 1% per annum over the prime rate published in The Wall Street Journal from time to time) which has ranged from 9.75 to 10.5% per cent per annum. Associate's loan is payable upon demand and amounts of $1,200,000. The loan bore interest at a variable rate equal to the lender's prime rate less 0.75% per annum and was payable interest only on a monthly basis until April 1996 when the entire principle amount was repaid.

As of September 30, 1996 the Series 4 has made offering costs reimbursements in excess of the amount allocated on a per-Unit basis among the issuers of WNC California Housing Tax Credit IV, L.P., Series 4 through Series 9. The partnership is due approximately $142,000 from the other issuer, Series 5.


As of September 30, 1996 December 31, 1995, Series 4 has received and accepted subscriptions funds in the amount of $11,099,000, of which $0 and $172,500, respectively were represented by Promissory Notes. As of September 30, 1996
December 31, 1995, Series 4 had made capital contributions to Local Limited Partnerships in the amount of approximately $6,086,000, and $5,102,000, respectively, and had commitments for additional capital contributions of approximately $1,806,000 and $2,786,000, respectively.

Series 4 and 5
---------------

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Partnerships in which the Partnerships have invested or will invest will generate cash from operations suffient to provide distributions to the Limited Partners in any material amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnerships, including payment of the asset management fee to the General Partner. As a result, it is not anticipated that the Partnerships will provide distributions to the Limited Partners prior to the sale of the Apartment Complexes.

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

Liquidity and Capital Resources-Series 5

Overall, as reflected in its Statement of Cash Flows, Series 5 had a net increase in cash and cash equivalents of approximately $2,965,000 for the nine months ended September 30, 1996. Cash from financing activities for the period ended September 30, 1996 of approximately $5,634,000 was sufficient to fund the investing activities of Series 5 during such periods in the amount of approximately $2,710,000, which consisted of capital contributions to limited partnerships, advance to affiliate and acquisition fees and costs of approximately $2,319,000, $60,000 and $330,000, respectively. Cash used by the Partnership's operating activities was minimal compared to the Partnership's other activities and consisted primarily of payments for operating fees and expenses. Cash provided from operations consisted primarily of interest received. The major components of all these activities are discussed in greater detail below.

As of September 30, 1996 Series 5 was indebted to WNC & Associates, Inc. for approximately $21,000. The component items of such indebtedness were as follows: advances to pay front-end fees of approximately $15,000 and advances from affiliate of the general partner of $6,000.

As of September 30, 1996 the Series 5 has made offering costs reimbursements less than the amount allocated on a per-Unit basis among the issuers of WNC California Housing Tax Credits IV, L.P., Series 4 through Series 9. Approximately $142,000 is due to the other issuer, Series 4.

As of November 10, 1996 and September 30, 1996, Series 5 has received and accepted subscriptions funds in the amount of $6,507,000. .As of November 10,1996, September 30, 1996 and December 31, 1995, Series 5 had made capital contributions to Local Limited Partnerships in the amount of approximately $2,319,000, $2,319,000 and $0, respectively, and had commitments for additional capital contributions of approximately $1,370,000, $1,370,000 and $0, respectively.

Results of Operations - Series 4

As of September 30, 1996 and 1995, Series 4 had acquired eight and three Local Limited Partnership Interests, respectively. Each of the eight Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1996 and 1995, only seven and two, respectively, of the Apartment Complexes in Series 4 had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended September 30, 1996 and 1995 reflected in the Statement of Operations of Series 4 is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, Series 4 had a loss of approximately $335,000 and $61,000 for the nine months ended September 30, 1996 and 1995 respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses was interest expense on borrowings of approximately $80,000 for the nine months ended September 30, 1995; for the nine months ended September 30, 1996 and in the future the Asset Management Fee was and is expected to be the most significant component. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $24,000 was accrued for the nine months ended September 30, 1996.

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

Results of Operations - Series 5

As of September 30, 1996 and December 31, 1995, Series 5 had acquired two and zero Local Limited Partnership Interest, respectively. The Local Limited Partnerships are expected to receive government assistance and have received a reservation for Housing Tax Credits. As of September 30, 1996, the Apartment Complexes in Series 5 had not commenced operations. Accordingly, the Statement of Operations of Series 5 for the period ended September 30, 1996 is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, Series 5 had income of approximately $30,000 for the period ended September 30, 1996. There were no operations as of September 30, 1995. The component items of revenue and expense are discussed below.

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

art II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None..

b.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORINA HOUSING TAX CREDITS IV, L.P., Series 4 and Series 5

By WNC CALIFORINA TAX CREDIT PARTNERS IV, L.P.  General Partner


By WNC & ASSOCIATES, INC.  General Partner



By:  _________________________________
John B. Lester, Jr.        President

Date: November 15, 1996


By: _______________________________________
Theodore M. Paul  Vice President - Finance

Date: November 15, 1996