Form 10-K
period 1996-12-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1997-05-12
CIK 921052

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 33-76970


              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

California                                                   33-0531301

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 662-5565

           Securities registered pursuant to Section 12(b) of the Act:

Title of Securities                                Exchanges on which Registered

NONE                                               NOT APPLICABLE



           Securities registered pursuant to section 12(g) of the Act:

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|




                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NONE

Item 1.  Business

         PART I.


Organization

WNC California Housing Tax Credits IV, Series 4 ("the Partnership" or "Series 4") is a California limited partnership formed under the laws of the State of California on February 16, 1994. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for Federal and (in some cases) California low-income housing tax credits (the "Low Income Housing Credits").

The general partner of Series 4 is WNC California Tax Credits IV, L.P. ("The General Partner"). The general partner of WNC California Tax Credit Partners IV, L.P. is WNC & Associates, Inc. ("Associates"). The business of the Partnership is conducted primarily through Associates as the Partnership and The General Partner have no employees of their own.

Holders of Limited Partnership Interests are referred to herein as "Limited Partners."

On July 26, 1994 the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interests ("Units"), at a price of $1,000 per Unit. The Partnership closed its offering August 10, 1995 with a total of 11,500 Units representing approximately $11,099,000 that were sold throughout the offering. Enova Financial, Inc., a California corporation which is not an affiliate of the Partnership or General Partner, purchased 5,096 Units, which represents 44.3% of the Units outstanding for the Partnership. Enova Financial, Inc. invested $4,712,000 due to a volume discount of $384,000.


The Partnership has applied and will apply funds raised through their public offerings, including the installment payments of the Limited Partners' promissory notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves and expenses of the Offering.



Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner in local limited partnerships ("Local Limited Partnerships") each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal low-income housing tax credit ("Low Income Housing Tax"). The Tax Reform Act of 1986 (the "1986 Act") replaced most existing federal tax incentives for low-income housing with Section 42 of the Internal Revenue Code, which provides for the Low Income Housing Credit. In general, an owner of a low-income housing project under (i) federal law is entitled to receive the Federal Housing Tax Credit in each year of a ten-year period (the "Credit Period") and (ii) under California Revenue and Taxation Section 17058 is entitled to receive the California Housing Tax Credit in each year of a four-year period. The Apartment Complex is subject to a 15-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its Local Limited Partnership Interests or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and
(iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partners of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership ("Partnership Agreement") will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.

As of December 31, 1996, Series 4 had invested in nine Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is eligible for the Low Income Housing Credit. All of the Local Limited Partnerships also benefit from government programs promoting low- or moderate-income housing.

The Partnerships' investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low income housing and to the management and ownership of multifamily residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and neither the Partnerships' investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnerships will be able to dispose of their interests in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnerships' investments could be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnerships. The Apartment Complexes could be subject to loss through foreclosure. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because each Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partners and the general partners of the Local Limited Partnerships, there can be no assurance that either Partnership's operations will be profitable or that the anticipated Housing Tax Credits will be available to Limited Partners.

As of December 31, 1996, the eight of nine apartment complexes acquired by the Partnership were completed and in operation and one is under construction. The Apartment Complexes are being developed by the respective Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner in these Local Limited
Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of the Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.

The following is a schedule of the status, as of December 31, 1996, of the Apartment Complexes owned by Local Limited Partnerships in which the Partnership was a limited partner.

                         SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                                           AS OF DECEMBER 31, 1996

                                            No. of          Units           Units        Percentage of Total
Name & Location                              Apts.        Completed        Occupied        Units Occupied
---------------                              -----        ---------        --------        --------------

CHADRON APARTMENTS I                          16              0                0                 0%
  Chadron, Nebraska
COLONIAL VILLAGE AUBURN                       56             56               53                95
  Auburn, California
EAGLEVILLE ASSOCIATES I                       16             16               14                88
  Eagleville, Montana
MAHARLIKA, LTD                                69             69               64                93
  Stockton, California
PAWNEE ASSOCIATES I                           20             20               20               100
  Pawnee, Illinois
RANCHERA VILLAGE APTS                         14             14               14               100
  Santa Barbara, California
SYCAMORE HILLS                                24             24               23                96
   Salem, Indiana
WILLS POINT CROSSING                          36             36               36               100
  Wills Point, Texas
WOODLAKE VALENCIA                             47                               0                 0
  Woodlake, California                        --             --               --                --

                                              298            235             224                95%
                                              ===            ===             ===                ==



Description of Local Partnerships
---------------------------------
Series 4 has become a limited partner in Colonial Village Auburn, a California limited partnership ("COLONIAL-AUBURN"); Maharlika, a California limited partnership Eagleville Associates I, a Missouri limited partnership ("EAGLEVILLE"), Maharlika a California Limited Partnership ("MAHARLIKA"); Rancheria Gardens Apartments, a California limited partnership
("RANCHERIA"),Pawnee Associates I, L.P., a Missouri limited partnership ("PAWNEE"), , Sycamore Hills L.P., an Indiana limited partnership ("SYCAMORE"), in Salem, Indiana, Wills Point Crossing, L.P., a Georgia limited partnership qualified to do business in Texas ("WILLS POINT") and Woodlake Valencia Partners, a California limited partnership ("WOODLAKE").

COLONIAL-AUBURN owns the Colonial Village Auburn Apartments in Auburn, California; EAGLEVILLE owns the MAHARLIKA owns the Filipino Community Building in Stockton, California; PAWNEE owns the Countryside Manor Apartments in Pawnee, Illinois, RANCHERIA owns the Rancheria Gardens Apartments in Santa Barbara, California; SYCAMORE owns the Sycamore Hills Apartments in Salem, Indiana, WILLS POINT owns Wills Point Crossing Apartments in Wills Point, Texas and WOODLAKE owns Valencia House in Woodlake, California.

Series 4 expects to become a limited partner in Chadron Apartments I Limited Partnership, a Nebraska limited partnership ("CHADRON"). CHADRON owns the Chadron Apartments in Chadron, Nebraska; EAGLEVILLE owns the Shamrock Estates Apartments in Eagleville, Missouri; and PAWNEE owns the Countryside Manor Apartments in Pawnee, Illinois.

The  following   tables  contain   information   concerning  the  Local  Limited
Partnerships identified above.

====================================================================================================================================
Local             Project Name     Estimated        Estimated       Number of     Basic Monthly    Permanent        Local Limited
Limited                            Construction     Development     Apartment     Rents            Mortgage Loan    Partnership's
Partnership                        Completion       Cost With Land  Units                          Amount           Anticipated
                                                                                                                    Tax Credits (1)
====================================================================================================================================
Chadron           Chadron          November         $1,016,432       4 2BR units  $285             $400,000         $894,940
                  Apartments       1996                             12 3BR units  $385             FNBO (2)         (federal)

                  8 buildings

------------------------------------------------------------------------------------------------------------------------------------
Colonial-         Colonial         May 1995         $6,184,639      28 2BR units  $458-555         $2,145,000       $4,467,790
Auburn            Village                                           28 3BR units  $528-640         Home             (federal)
                  Auburn                                                                           Savings (2)
                  Apartments                                                                                        $1,489,263
                                                                                                                    (California)
------------------------------------------------------------------------------------------------------------------------------------
Eagleville        Shamrock         March            $429,860        10 1BR units  $191             $358,000         $150,280
                  Estates          1996                              6 2BR units  $250             RECDS (5)        (federal)
                  Apartments

                   (3)

------------------------------------------------------------------------------------------------------------------------------------
Maharlika         Filipino         October          $3,162,402      69 1BR units  $267             $436,000         $1,958,000
                  Community        1995                                                            Home             (federal)
                  Building                                                                         Savings (6)
                  (3)                                                                                               $946,961
                                                                                                   $451,800         (California
                                                                                                   HOME (7)

                                                                                                   $107,200
                                                                                                   CDBG (7)

                                                                                                   $603,200
                                                                                                   RDA (7)
------------------------------------------------------------------------------------------------------------------------------------
Pawnee            Countryside      June 1996        $773,261        10 1BR units  $275             $615,264         $253,520
                  Manor                                             10 2BR units  $304             RECDS (5)        (federal)
                  Apartments

                  (3)

------------------------------------------------------------------------------------------------------------------------------------
Rancheria         Rancheria        October          $1,886,829       8 2BR units  $463-565         $400,000         $1,334,550
                  Gardens          1995                              5 3BR units  $526-644         Santa            (federal)
                  Apartments                                         1 4BR unit   $716             Barbara Bank
                                                                                                   & Trust (8)      $462,852
                                                                                                                    (California)
                                                                                                   $570,940
                                                                                                   Santa
                                                                                                   Barbara City
                                                                                                   RDA (9)
------------------------------------------------------------------------------------------------------------------------------------
Sycamore          Sycamore         August           $840,000        22 1BR units  $236             $814,800         $346,000
                  Hills            1994                              2 2BR units  $262             RECDS(5)         (federal)
                  Apartments
------------------------------------------------------------------------------------------------------------------------------------
Woodlake          Valencia House   February 1996    $3,084,533      47 1BR units  $202             $176,121         $2,226,740
                                                                                  $266             CCRC (10)        (federal)
                                                                                  $290             $1,000,000
                                                                                                   HOME (11)        $1,136,985
                                                                                                                    (California)
------------------------------------------------------------------------------------------------------------------------------------
Wills             Wills Point      September        $1,021,000       8 1BR units  $240             $990,370         $447,050
Point             Crossing         1995                                                            RECDS(5)         (federal)
                  Apartments                                        28 2BR units  $275
------------------------------------------------------------------------------------------------------------------------------------

(1) Federal Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available with respect to an Apartment Complex, Series 4 will receive only that percentage of the annual credit which corresponds to the number of months during which Series 4 was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service. See the discussion under "Low Income
Housing Credits - Federal Low Income Housing Credits" in the Prospectus, incorporated herein by reference.

California Low Income Housing Credits are available over a four-year period. The full amount of the first-year California Low Income Housing Credit can be claimed in the year in which the low-income units are occupied, regardless of the month of occupancy. Notwithstanding, the amount of the California Low Income Housing Credits which can be allocated to Series 4 by a Local Limited Partnership in the first year must be pro-rated if Series 4 is not a limited partner of the Local Limited Partnership owning the Apartment Complex at the time it is first placed in service. See the discussion under "Low Income Housing Credits - California Low Income Housing Credits" in the Prospectus.

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

(3)   Maharlika  is  senior   citizen   housing.   Eagleville   and  Pawnee  are
rehabilitation properties.

(4) Home Savings of America will provide the mortgage loan at a fixed interest rate equal to the rate established by the 11th District Federal Home Loan Bank plus 1.5% per annum. The loan will be for a 15-year term, with principal and interest payable monthly based on a 30-year amortization schedule. The then outstanding principal amount will be due at maturity.

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

(10) California Community Reinvestment Corporation will provide a mortgage loan for a term of 30 ears at an annual interest rate of 9%, with principal and interest payable monthly based on a 30-year amortization schedule.

(11) HOME will provide a mortgage loan for a term of 40 years at an annual interest rate equal to the applicable Federal rate, with principal and interest payable monthly based on a 40-year amortization schedule.

Chadron (CHADRON): Chadron (population 5,600) is the county seat of Dawes County, and is in northwestern Nebraska at the intersection of U.S. Highways 385 and 20. Basic economic activities of Chadron, a county seat and college town, include retail and wholesale sales, farming, ranching, cattle feeding, transportation and tourism. The major employers for Chadron residents are Chadron State College, Chadron Community Hospital and Chadron city schools

Auburn (COLONIAL-AUBURN): Auburn, the county seat of Placer County, is located at the intersection of Interstate Highway 80 and State Highway 49, approximately 30 miles northeast of Sacramento. The population of Auburn is approximately 10,500. The largest employment sector for Placer County residents is in the services industry (primarily health services and hotel and lodging services). Retail trade is the second largest employment sector. Some of the largest manufacturing employers for Auburn residents are Coherent (optic and laser systems), American Forest Products (lumber), and R&W Products (industrial ceramics).

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

Woodlake (WOODLAKE): Woodlake, Tulare County, California is located at the intersection of State Highways 245 and 216, approximately six miles northwest of Cisalia and approximately 50 miles southeast of Fresno. The population of Woodlake is approximately 6,300. The major employers for Woodlake residents are Dryvip Systems (stucco manufacturer), Fruit Growers (agricultural chemicals manufacturer), and Golden State Packers (fruit packers).

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

================================================================================================================================
                                                                                 Sharing Ratio:
                                                                                 --------------

                                                                                            Allocations
Local              Local                                                                    and Sale or       Series 4's
Limited            General                     Property                                     Refinancing       Capital
Partnership        Partners                    Manager (1)          Cash Flow (2)           Proceeds          Contributions (3)
================================================================================================================================
Chadron            Retro Development Inc.      Retro Management     Series 4:  first        99/1 (4)          $483,000
                                               Group, Inc.          $2,500                  25/75 (5)
                   Most Worshipful Prince                           LGP:  next $2,500
                   Hall Grand Lodge                                 The balance:
                                                                    Series 4:  25%
                                                                    LGP:  75%
--------------------------------------------------------------------------------------------------------------------------------
Colonial-          The S. P. Thomas Company    FPI Management,      1995-1998:  Series 4:   99/1  (4)         $3,184,640
Auburn             of Northern California,     Inc.                 first $5,000,           51/49 (5)
                   Inc.                                             balance to LGP;
                                                                    1999-2002
                   Project GO, Inc.                                 Series 4: first
                                                                    $8,500 balance to LGP
                                                                    Thereafter
                                                                    Series 4: 75%
                                                                    LGP: 30%
--------------------------------------------------------------------------------------------------------------------------------
Eagleville         Joseph A. Shepherd          Lockwood Realty,     Series 4:  Greater      99/1 (4)          $82,000
                                               Inc.                 15% or $300             50/50 (5)
                   Kenneth M. Vitor                                 LGP:  40%
                                                                    Balance:  50/50
--------------------------------------------------------------------------------------------------------------------------------
Maharlika          Daniels C. Logue            Daniels C. Logue     Series 4: 1/3           99/1  (4)         $1,524,233
                                               Development and      LGP:  2/3               50/50 (5)
                   Cyrus Youssefi              Construction Co.,
                                               Inc.
--------------------------------------------------------------------------------------------------------------------------------
Pawnee             Joseph A. Shepherd          Lockwood Realty,     Series 4:  Greater      99/1 (4)          $138,000
                                               Inc.                 15% or $300             50/50 (5)
                   Kenneth M. Vitor                                 LGP:  40%
                                                                    Balance:  50/50
--------------------------------------------------------------------------------------------------------------------------------
Rancheria          Richard Bialosky            Real Estate          Series 4: 1/3           99/1  (4)         $960,891
                                               Concepts, Inc.       LGP:  2/3               50/50 (5)
                   Detlev Peikert

                   Community Housing
                   Assistance Program, Inc.
--------------------------------------------------------------------------------------------------------------------------------
Sycamore           Larry A. Swank              Sterling             Series 4:  1st $500     99/1 (4)          $184,972
                                               Management Ltd.,     LGP:  2nd $1,500        25/75 (5)
                   Lance A. Swank              Inc.                 Balance:
                                                                    Series 4:  99%
                                                                    LGP:  1%
--------------------------------------------------------------------------------------------------------------------------------
Woodlake           Philip R. Hammond, Jr.      The Management       Series 4:  1/3          99/1 (4)          $1,798,247
                                               Company              LGP:  2/3               51/49 (5)
--------------------------------------------------------------------------------------------------------------------------------
Wills              1600 Capital                M-DC Group,          Series 4: 1st           99/1  (4)         $234,567
Point              Company,                    Inc., dba            $815                    50/50 (5)
                   Inc.                        Alpha                LGP: 2nd
                                               Management           $1,635
                                                                    Balance: 99/1
--------------------------------------------------------------------------------------------------------------------------------

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

(3) Series 4 will make its capital contributions to the Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled. See "Investment Policies" and "Terms of the Local Limited Partnership Agreements" under "Investment Objectives and Policies" in the Prospectus.

(4) Subject to certain special allocations, reflects the respective percentage interests of Series 4 and the Local General Partners in profits, losses and Low Income Housing Credits commencing with entry of Series 4 as a limited partner.

(5) Reflects the respective percentage interests of Series 4 and the Local General Partners in any net cash proceeds from sale or refinancing of the Apartment Complexes, after payment of the mortgage loan and other Local Limited Partnership obligations, in the order set forth: Chadron:
         Series 4's capital contribution, and the Local General Partners' sales preparation fee. Colonial-Auburn: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Eagleville: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Maharlika: Series 4's capital contribution, and the capital contribution of the Local General Partners. Pawnee: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Rancheria: The Local General Partners' sales preparation fee, Series 4's capital contribution, and the capital contribution of the Local General Partners. Sycamore: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Woodlake: Series 4's capital contribution, and the Local General Partners' sales preparation fee. Wills Point: : An amount equal to the financial interest of the Local General Partner, as determined in accordance with RECDS regulations, Series 4'S capital contribution (less previous distributions); an amount equal to any operating deficit loan to the Local General Partner; and the Local General Partner's sales preparation fee.

As used above, the term "sales preparation fee" means a fee in the amount of 3% (6% for Rancheria) of sale or refinancing proceeds.



Item 2.  Properties


Through its investment in Local Partnerships the Partnership holds interests in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

At December 31, 1996, there were 429 Limited Partner in Series 4. The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners invested in the Series 4 for the full years of 1996 and 1995 received Low Income Housing Credits per Unit as follows:

                            1996     1995
                           ------   ------
Federal                      $64      $12
California                    70       70
                           ------   ------
                            $134      $82
                            ====      ===



ITEM 6.  SELECTED FINANCIAL DATA


                                                                                       For the Period July 26,
                                                                                        1994(Date Operations
                                          For Year Ended          For Year Ended           Commenced) to
                                         December 31, 1996       December 31, 1995        December 31,1994
                                         -----------------       -----------------        ----------------
Revenues                                  $    147,254           $    160,888           $      1,613
Partnership operating
 expenses                                      (76,353)              (137,234)               (13,399)
Equity in income (loss) from
 limited partnerships                         (528,288)              (100,224)                 2,212
                                               -------                -------                  -----
Net loss                                  $   (457,387)          $    (76,570)          $     (9,574)
                                              ========                =======                 ======
Net loss per weighted
 limited partner units                    $        (39)          $         (9)          $        (11)
                                                    ==                      =                     ==
Total assets                              $ 11,216,917           $ 12,347,056           $  5,198,745
                                            ==========             ==========              =========
Investments in
 limited partnerships                     $  8,467,424           $  8,494,018           $  3,355,553
                                             =========              =========              =========
Payable to
 limited partnerships                     $  1,929,597           $  2,785,857           $    584,640
                                             =========              =========                =======
Accrued fees and expenses due to
 affiliates                               $     43,755           $    102,526           $  1,700,543
                                                ======                =======              =========


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of $1,212,000 for the year ended December 31, 1996. This decrease in cash consists of cash (used in) and provided by the Partnership's operating activities, investing activities and financing activities of approximately $95,766, $(1,369,907) and $61,683, respectively. Cash used by investing activities consisted primarily of capital contributions to Local Partnerships of approximately $1,341,000. Cash provided from financing activities consisted of collection of notes receivable of $172,500 and offering costs of $70,000, cash used in investing activities consisted of payments to affiliates or general partner. Cash provided by operating activities consisted primarily of collection of receivables from affiliates. Cash used by operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, Series 4 had a net increase in cash and cash equivalents of approximately $3,342,000 and $485,000 for the years ended December 31, 1995 and 1994, respectively. This increase in cash was provided by Series 4's financing activities, including the proceeds from its Offering and, for 1994, the short term indebtedness described below. Cash from financing activities for the period ended December 31, 1995 and 1994 of approximately $5,295,000 and $4,201,000, respectively was sufficient to fund the investing activities of Series 4 (i.e., capital contributions and loans to Local Limited Partnerships) of approximately $1,979,000 and $3,718,000, respectively. Cash provided by and used in the operating activities of Series 4 was minimal compared to its other activities. Cash provided consisted primarily of interest received on cash deposits and Limited Partner Promissory Notes, and cash used consisted primarily of payment for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

As of December 31, 1996, the Partnership is indebted to an affiliate of the General Partner in the amount of approximately $44,000. The component items of such indebtedness are as follows: accrued management fees, and acquisition fees, and advances made for acquisition costs, organizational, offering and selling costs of $18,000, $24,000 and $2,000, respectively.

As of March 31, 1997 and December 31, 1996, the Partnership has received approximately $11,099,000 from the sale of the Units and approximately $9,135,000 (82%) of which has been committed to the purchase price and acquisition fees and costs of investments in 18 local Limited Partnership Interests.

The Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $6,443,000 and $7,260,000 as of December 31, 1996 and March 31, 1997, respectively.

Prior to sale of the Apartment Complexes, it is not expected that any of the Local Limited Partnerships in which the Partnership has invested or will invest will generate cash sufficient to provide distributions to The Partnership of any material amount. Distributions to the Partnership would first by used to meet operating expenses of the Partnership, including the payment of the Asset Management Fee to the General Partner. See Item 11 hereof. As a result, it is not anticipated that the Partnership will provide distributions to the Limited Partners prior to the same of the Apartment Complexes.

The Partnership's investments are not readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests is sufficient to fund the Partnership's operations.

Upon completion of its public offering (August 10, 1995) the Partnership established working capital reserves of approximately 3% of the Limited Partners' capital contributions. This amount is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership's liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Partnerships for such purposes or to replenish or increase working capital reserves.

As part of its application for government assistance, each Local Limited Partnership must establish to the satisfaction of the agency providing the government assistance that the Local Partnership will have sufficient funds to complete construction or rehabilitation of its apartment complex. None of the Local Partnerships has any material capital commitments other than the completion of its Apartment Complex.

Under its Partnership Agreement the Partnership does not have the ability to assess its partners for additional capital contributions to provide capital if needed by the Partnership or Local Limited Partnerships. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available, if, as expected, the apartment complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in tax credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the apartment complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the local limited partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their apartment complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the apartment complexes to the extent the capital requirements of the local limited partnerships relate to such debt.

The Partnership's capital needs and resources are expected to undergo major changes at least through 1997 as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, the Partnership's capital needs and resources are expected to be relatively stable over the holding periods of the investments.

Item 8.  Financial Statements and Supplementary Data



















             WNC CALIFORNIA HOUSING TAX CREDITS, IV, L.P., SERIES 4
                       (A California Limited Partnership)

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT




To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the accompanying balance sheets of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended and for the period from July 26, 1994 (date operations commenced) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits IV, L.P., Series 4 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 75% and 69% of the total assets of WNC California Housing Tax Credits IV, L.P., Series 4 at December 31, 1996 and 1995, respectively. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from July 26, 1994 (date operations commenced) to December 31, 1994, in conformity with generally accepted accounting principles.



                                                         /s/  Corbin & Wertz
                                                        _____________________
                                                        CORBIN & WERTZ

Irvine, California
May 1, 1997

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1995



ASSETS                                                  1996             1995
                                                     ----------       ----------

Cash and cash equivalents                          $  2,614,756    $  3,827,214
Receivables from affiliates (Note 3)                    121,825            --
Investments in limited partnerships (Note 2)          8,467,424       8,494,018
Other assets                                             12,912          25,824
                                                     ----------      ----------

                                                   $ 11,216,917    $ 12,347,056
                                                     ==========      ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Payable to limited partnerships (Note 4)         $  1,929,597    $  2,785,857
  Accrued fees and advances due to
   General Partner and affiliate (Note 3)                43,755         102,526
                                                     ----------      ----------

     Total liabilities                                1,973,352       2,888,383
                                                     ----------      ----------

Partners' equity (deficit) (Note 6):
  General partner                                        (8,737)         (4,861)
  Limited partner (25,000 units authorized,
   11,500 units issued and outstanding at
   December 31, 1996 and 1995)                        9,252,302       9,463,534
                                                     ----------      ----------

     Total partners' equity                           9,243,565       9,458,673
                                                     ----------      ----------

                                                   $ 11,216,917    $ 12,347,056
                                                     ==========      ==========



                 See accompanying notes to financial statements
                                      FS-1

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994



                                          1996           1995           1994
                                       ----------     ----------     ----------

Interest income                         $ 147,254      $ 160,888      $   1,613
                                        ---------      ---------      ---------

Operating expenses:
  Amortization                             24,865         16,056           --
  Partnership management fees (Note 3)     31,625         31,625           --
  Interest expense (Note 3)                  --           79,853         13,387
  Office                                   19,863          9,700             12
                                        ---------      ---------      ---------
                                           76,353        137,234         13,399
                                        ---------      ---------      ---------

Income (loss) from operations              70,901         23,654        (11,786)

Equity in (loss) income of limited
 partnerships (Note 2)                   (528,288)      (100,224)         2,212
                                        ---------      ---------      ---------

Net loss                                $(457,387)     $ (76,570)     $  (9,574)
                                        =========      =========      =========

Net loss allocable to:
  General partner                       $  (4,574)     $    (766)     $     (96)
                                        =========      =========      =========
  Limited partner                       $(452,813)     $ (75,804)     $  (9,478)
                                        =========      =========      =========
Net loss per weighted limited
  partner units                         $  (39.38)     $   (8.68)     $  (10.84)
                                        =========      =========      =========
Outstanding weighted limited
  partner units                            11,500          8,735            874
                                        =========      =========      =========





                 See accompanying notes to financial statements
                                      FS-2

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994



                                           General        Limited
                                           Partner        Partner          Total
                                           -------        -------          -----
Capital contribution from General
 Partner                              $       100    $      --      $       100

Capital contributions                        --        2,157,000      2,157,000

Capital issued for notes receivable
 (Note 6)                                    --         (145,500)      (145,500)

Offering expenses                          (3,019)      (298,833)      (301,852)

Net loss                                      (96)        (9,478)        (9,574)
                                       ----------     ----------     ----------

Equity (deficit) December 31, 1994         (3,015)     1,703,189      1,700,174

Capital contributions, net of
 discounts                                   --        8,942,050      8,942,050

Collection of notes receivable
 (Note 6)                                    --          145,500        145,500

Capital issued for notes receivable
 (Note 6)                                    --         (172,500)      (172,500)

Offering expenses                          (1,080)    (1,078,901)    (1,079,981)

Net loss                                     (766)       (75,804)       (76,570)
                                       ----------     ----------     ----------

Equity (deficit) December 31, 1995         (4,861)     9,463,534      9,458,673

Collection of notes receivable
 (Note 6)                                    --          172,500        172,500

Offering expenses                             698         69,081         69,779

Net loss                                   (4,574)      (452,813)      (457,387)
                                       ----------     ----------     ----------

Equity (deficit) December 31, 1996    $    (8,737)   $ 9,252,302    $ 9,243,565
                                       ==========     ==========     ==========



                 See accompanying notes to financial statements
                                      FS-3

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                             STATEMENTS OF CASH FLOWS

                                For The Years Ended December 31, 1996 and 1995 and
                                For The Period From July 26, 1994 (Date Operations
                                          Commenced) To December 31, 1994



                                                           1996             1995             1994
                                                        ----------       ----------       ----------

Cash flows provided by operating activities:
  Net loss                                            $  (457,387)     $   (76,570)     $    (9,574)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Amortization                                           24,865           16,056             --
    Equity in losses of limited partnerships              528,288          100,224           (2,212)
    Change in accrued interest payable                       --            (13,388)          13,388
                                                       ----------       ----------       ----------

  Net cash provided by operating activities                95,766           26,322            1,602
                                                       ----------       ----------       ----------

Cash flows used in investing activities:
  Investments in limited partnerships                  (1,341,247)      (2,501,693)      (2,600,000)
  Acquisition fees                                        (41,572)        (551,835)         (17,771)
  Loans receivable                                           --          1,098,608       (1,098,608)
  Other assets                                             12,912          (24,211)          (1,613)
                                                       ----------       ----------       ----------

Net cash used in investing activities                  (1,369,907)      (1,979,131)      (3,717,992)
                                                       ----------       ----------       ----------

Cash flows provided by financing activities:
  Payments to affiliates or general partner              (180,596)      (1,598,017)       1,263,862
  Capital contributions                                      --          9,173,250        1,753,400
  Offering costs                                           69,779       (1,079,981)         (16,101)
  (Repayments)Proceeds from loan payable                     --         (1,200,000)       1,200,000
  Collection on notes receivable                          172,500             --               --
                                                       ----------       ----------       ----------

Net cash provided by financing activities                  61,683        5,295,252        4,201,161
                                                       ----------       ----------       ----------

Net change in cash                                     (1,212,458)       3,342,443          484,771

Cash and cash equivalents, beginning of
 period                                                 3,827,214          484,771             --
                                                       ----------       ----------          -------

Cash and cash equivalents, end of period              $ 2,614,756      $ 3,827,214      $   484,771
                                                       ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 AND INVESTING ACTIVITY:
  The Partnership has incurred but not paid -
    Capital contributions in connection with
     investments in limited partnerships              $   382,865      $ 2,201,217      $   584,640
                                                       ==========       ==========       ==========
    Acquisition fees and offering costs
     advanced by an affiliate                         $      --        $      --        $   436,741
                                                       ==========       ==========       ==========

  The Partnership has not received -
    Subscriptions in connection with
     capital contributions                            $      --        $   172,500      $   403,700
                                                       ==========       ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                       $      --        $    93,241      $      --
                                                       ==========       ==========          =======
  Taxes paid                                          $       800      $       800      $      --
                                                       ==========       ==========          =======


                 See accompanying notes to financial statements
                                      FS-4

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Organization
------------
WNC California Housing Tax Credits IV, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 16, 1994, and commenced operations on July 26, 1994. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interest in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------
Method of Accounting For Investment in Limited Partnership
----------------------------------------------------------
The Partnership accounts for its investment in limited partnership using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnership's results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investment in limited partnership are capitalized as part of the investment and amortized over 30 years (see Note 3).

Losses from limited partnership allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------
The Partnership considers all investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had $1,835,700 and $3,368,212 of cash equivalents at December 31, 1996 and 1995, respectively.

Concentration of Credit Risk
----------------------------
As of December 31, 1996, the Partnership maintained cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

Offering Expenses
-----------------
Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1996, the Partnership had incurred offering and selling expenses of $757,584 and $554,470, respectively (see Note 3). No organizational expenses have been incurred to date.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Net Loss Per Limited Partner Units
----------------------------------
Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.


Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------
At December 31, 1996, the Partnership had acquired limited partnership interests in nine limited partnerships which own and operate apartment complexes consisting of 298 apartment units. The accounting policies of the limited partnerships are consistent with the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnership.

The Partnership's investment in the limited partnership as shown in the accompanying balance sheet as of December 31, 1996 and 1995, is approximately $2,388,000 and $3,410,000, respectively, greater than the Partnership's equity as shown in the limited partnership's financial statements. This difference is due to acquisition and selection costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and will be amortized over 30 years and capital contributions accrued but not paid (Note 3).

Following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                        1996             1995
                                                     ----------       ----------

Investments, beginning of year                     $ 8,494,018      $ 3,355,553

Total capital contributions made to and
 accrued with respect to limited partnerships          484,987        4,702,910

Capitalized acquisition fees and costs
 (see Note 3)                                           41,572          551,835

Amortization of acquisition fees and costs             (24,865)         (16,056)

Equity in losses of limited partnerships              (528,288)        (100,224)
                                                    ----------       ----------

Investments, end of year                           $ 8,467,424      $ 8,494,018
                                                    ==========       ==========


Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31, 1996 and 1995, and for the years then ended and the for the period ended December 31, 1994 is as follows:

                        COMBINED CONDENSED BALANCE SHEETS
                        ---------------------------------
ASSETS                                                  1996             1995
                                                     ----------       ----------

Buildings and improvements, net of
 accumulated depreciation of $605,000
 and $142,000 for 1996 and 1995                     $15,138,000      $ 9,880,000
Land                                                    911,000          800,000
Construction in progress                                 37,000        1,141,000
Other assets                                            808,000        1,100,000
                                                     ----------       ----------

                                                    $16,894,000      $12,921,000
                                                     ==========       ==========

LIABILITIES AND PARTNERS' EQUITY

Liabilities -
  Construction loan payable                         $ 8,286,000      $ 5,045,000
  Other liabilities (including
   payables to affiliates of
   $1,288,000 and $1,060,000 for
   1996 and 1995, respectively)                       2,491,000        2,760,000
                                                     ----------       ----------
     Total liabilities                               10,777,000        7,805,000
                                                     ----------       ----------

Partners' equity:
  WNC California Housing Tax Credits
   IV, L.P., Series 4                                 6,079,000        5,084,000
  Other partners                                         38,000           32,000
                                                     ----------       ----------
     Total partners' equity                           6,117,000        5,116,000
                                                     ----------       ----------

                                                    $16,894,000      $12,921,000
                                                     ==========       ==========

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                   -------------------------------------------
                                           1996           1995           1994
                                        ----------     ----------     ----------

Total revenues                         $   842,000    $   217,000    $     2,000
                                        ----------     ----------     ----------

Expenses:
  Operating expenses                       521,000        104,000           --
  Interest expense                         392,000         72,000           --
  Depreciation and amortization            463,000        142,000           --
                                        ----------     ----------        -------

     Total expenses                      1,376,000        318,000           --
                                        ----------     ----------        -------

Net loss                               $  (534,000)   $  (101,000)   $     2,000
                                        ==========     ==========     ==========

Net loss allocable to the
 Partnership                           $  (528,000)   $  (100,000)   $     2,000
                                        ==========     ==========     ==========


Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------
Certain limited partnerships have incurred operating losses and have working capital deficiencies. In the event these limited partnerships continue to incur operating losses, additional capital contributions by the Partnership may be required to sustain the operations of such limited partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such limited partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------
Receivables from affiliates consists primarily of amounts due from WNC California Housing Tax Credits IV, L.P., Series 5 related to the allocation of offering expenses incurred, as defined in the Partnership Agreement. In connection with such allocation, offering expenses were reduced by $69,779 during the year ended December 31, 1996.

          Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1996 and 1995, acquisition fees of $654,580 and $640,930, respectively, have been incurred and included in limited partnership investment. Accumulated amortization amounted to $35,499 and $13,792 as of December 31, 1996 and 1995, respectively. No amortization was recorded during 1994.

          Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1.0% of the gross proceeds. As of December 31, 1996 and 1995, the Partnership has incurred acquisition costs of $107,538 and $79,606, respectively, which have been included in limited partnership investment. Accumulated amortization was $5,423 for 1996 and was insignificant for 1995. No amortization was recorded during 1994.

An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. Management fees of $31,625 were incurred for 1996 and 1995. No management fees were incurred for the period ended December 31, 1994. Management fees of $45,000 were paid during 1996. No amounts were paid during 1995 and 1994.

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


Continued

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1996 and 1995 and
               For The Period From July 26, 1994 (Date Operations
                         Commenced) To December 31, 1994


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------
Accrued fees and advances due the General Partner and affiliate are summarized as follows:

                                                          1996           1995
                                                       ----------     ----------

Acquisition fees                                         $ 23,993       $ 14,321
Advances made for acquisition costs,
 organizational, offering and selling
 expenses                                                   1,512         56,580
Asset management fees                                      18,250         31,625
                                                       ----------     ----------

                                                         $ 43,755       $102,526
                                                       ==========     ==========

Amounts advanced to acquire limited partnerships bore interest at the rate incurred by the affiliate on its line of credit which has ranged from 9.75% to 10.5% per annum. Interest incurred on these advances during the period ended December 31, 1995 amounted to $38,174.

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------
Payable to limited partnerships represents amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are non-interest bearing, are payable in installments and are due upon the limited partnership achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------
No provision for income taxes has been recorded in the accompanying financial statements since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

NOTE 6 - SUBSCRIPTIONS AND INVESTOR NOTES RECEIVABLE
----------------------------------------------------
At December 31, 1995, the Partnership had accepted $172,500 in promissory notes from limited partners. During 1995, limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 8% per annum, due no later than 13 months after the subscription date. Since the promissory notes had not been collected as of the date of issuance of the financial statements, their aggregate unpaid balance was reflected as a reduction of partners' equity in the accompanying financial statements. The promissory notes accepted during 1995 amounting to $172,500 and were collected during 1996; notes accepted during 1994 amounting to $145,500 were collected during 1995.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 10.  Directors and Executive Officers of the Registrant

Directors of Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

WILFRED N. COOPER, SR., age 65, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director and a member of the Executive Committee of the National Association of Home Builders (NAHB) and a Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the Rural Builders Council of California (RBCC) and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 62, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 44, has been a Senior Vice President of WNC & ASSOCIATES, INC. since 1992 and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of RBCC, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 33, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Senior Vice President or Vice President since 1992. Mr. Cooper heads the Acquisition Origination department at WNC and has been President of and a registered principal with WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is a member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 40, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 41, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

SY GARBAN, age 50, has 19 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate acquisition, development and management firm. Mr. Garban is a member of the International Association of Financial Planners. Mr. Garban graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 50, has been associated with WNC & ASSOCIATES, INC. since 1993, currently serving as Director - Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

MICHELE M. TAYLOR, age 41, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 38, has been employed by WNC & ASSOCIATES, INC., since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 59, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation


The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or Associates for the following fees:

(a) Acquisition fees in an amount equal to 7% of the gross proceeds of the Partnership's offering ("Gross Proceeds") allocable to each of the Local Partnerships. Through December 31, 1996, acquisition fees of $654,000 have been incurred.

(b) An annual asset management fee in an amount equal to 0.5% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.). Fees of $31,625, $31,625, and $0 were incurred for 1996, 1995, and 1994 respectively.

c) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Parners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 14% through December 31, 2005, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been paid.

(d) The General Partner was allocated federal and California Housing Tax Credits for 1996 and 1995 as follows:

                      1996           1995
                      ----           ----
Federal            $ 7,476        $ 1,803
California           8,086          6,131
                     -----         ------
                   $15,562        $ 7,934
                   =======        =======

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners

                               Name and Address              Amount and
Title of Class                 of Beneficial Owner           Nature of                      Percent
                                                             Beneficial Owner               of Class
------------------------------------------------------------------------------------------------------------------------
Units of Limited Partnership     Enova Financial , Inc.        5,096 units                    44.3%
Interests                        P.O. Box 126943
                                 San Diego, CA  92113-6943

The above is only person known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.


(b) Security Ownership of Management

Neither the General Partner, Associates nor any of the officers or directors of Associates own directly or beneficially any limited partnership interests in the Partnership.

(c) Changes in Control

The management and control of the General Partners may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners,
(I) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner


Item 13.  Certain Relationships and Related Transactions

All of the Partnership's affairs are managed by the General Partner, through Associates. The transactions with the General Partner and Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements:
Report of independent public accountants.

Balance sheet as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

Statement of Partners' Equity for the years ended December 31, 1996, 1995, and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994.

Notes to Financial Statements.

Financial Statement Schedules:
N/A
(3) Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement included as Exhibit B to the Prospectus, and the First Amendment to the Partnership Agreement included in the Supplement dated April 30, 1996 to Prospectus, each of which is included in Post-Effective No. 10 to Registration Statement on Form S-11 dated May 3, 1996 are incorporated herein by reference as
         Exhibit 3.

(10) Material contracts:

10.1 Amended and Restated Agreement of Limited Partnership of Colonial Village Auburn filed as exhibit 10.1 to Form 8-K dated October 28, 1994 is hereby incorporated herein by reference as exhibit 10.1.

10.2 Amended and Restated Agreement of Limited Partnership of Sycamore Hills, L.P. filed as exhibit 10.1 to Form 8-K dated January 9, 1995 is hereby incorporated herein by reference as exhibit 10.2.

10.3 Amended and Restated Agreement of Limited Partnership of Maharlika, a California Limited Partnership filed as exhibit 10.1 to Form 8-K dated May 31, 1995 is hereby incorporated herein by reference as exhibit 10.3.

10.4 Amended and Restated Agreement of Limited Partnership of Wills Point Crossing, L.P. filed as exhibit 10.1 to Form 8-K dated July 26, 1995 is hereby incorporated herein by reference as exhibit 10.4.

10.5 Amended and Restated Agreement of Limited Partnership of Rancheria Village Apartments, a California Limited Partnership filed as exhibit 10.1 to Form 8-K dated September 26, 1995 is hereby incorporated herein by reference as exhibit 10.5.

10.6 Amended and Restated Agreement of Limited Partnership of Woodlake Valencia House, a California Limited Partnership filed as exhibit 10.7 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.6.

10.7 Amended and Restated Agreement of Limited Partnership of Pawnee Associates I, L.P. filed as exhibit 10.8 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.7.


10.8 Amended and Restated Agreement of Limited Partnership of Eagleville Associates I, L.P. filed as exhibit 10.9 to Form 10-K dated December 31, 1995 is hereby incorporated herein by reference as exhibit 10.8.



Reports on Form 8-K

No reports on form 8-K were filed during the fourth quarter ended December 31, 1996.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:  WNC  California  Tax  Credit  Partners  IV,  L.P.  General  Partner  of the
Registrant


By: WNC & Associates, Inc. General Partner of WNC California Tax Credit Partners III, L.P.


By:   /s/    John B. Lester,  Jr.
   _____________________________________________________
John B. Lester, Jr. President and Chief Opertating Officer of WNC & Associates, Inc.

Date: May 12, 1997

By:   /s/    Theodore M. Paul
   _____________________________________________________
Theodore M. Paul Vice-President Finance and Chief Financial Officer of WNC & Associates, Inc.

Date: May 12, 1997




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/    Wilfred N. Cooper, Sr.
   _____________________________________________________
Wilfred N. Cooper, Sr. Director and Chairman of the Board WNC & Associates, Inc.

Date: May 12, 1997

By:   /s/    John B. Lester,  Jr.
   _____________________________________________________
John B. Lester, Jr. Director and Secretary of the Board WNC & Associates, Inc.

Date: May 12, 1997