Form 10-Q
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1997-05-20
CIK 921052

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:    March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number:  33-76970

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
             (Exact name of registrant as specified in its charter)


(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

California                                                   33-0531301

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

                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1997

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements...............................................2



   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................2



PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..................................3

    Signatures ...............................................................4

Item 1.  Financial Statements

Omitted







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORINA HOUSING TAX CREDITS IV, L.P., Series 4

By WNC CALIFORINA TAX CREDIT PARTNERS IV, L.P.  General Partner


By WNC & ASSOCIATES, INC.  General Partner



By:   /s/   John B. Lester, Jr.
   ______________________________________
John B. Lester, Jr.        President

Date: May 20, 1997


By:   /s/   Theodore M. Paul
   _______________________________________
Theodore M. Paul  Vice President - Finance

Date: May 20, 1997