Form 10-Q/A
period 1997-03-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1997-07-08
CIK 921052

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

California                                                   33-0601852

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4 3158 Redhill Avenue, Suite 120 Costa Mesa, CA 92626

(714) 662-5565


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Part I.  Financial Information

Item 1.  Financial Statements


              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997




PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets, March 31, 1997 and
                    December 31, 1996.........................................3

                  Statement of Operations
                    For the three months ended March 31, 1997 and 1996........4

                  Statement of Partners' Equity
                    For the three months ended March 31, 1997 and 1996........5

                  Statement of Cash Flows
                    For the three months ended March 31, 1997 and 1996........6

                  Notes to Financial Statements...............................8

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................14



PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................17

         Signatures .........................................................18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                      1997              1996
                                                      ----              ----

                                     ASSETS

Cash and cash equivalents                     $     1,819,357    $    2,614,756
Receivables from affiliates (Note 3)                  125,372           121,825
 Investment in limited
  partnerships (Note 2)                             8,297,985         8,467,424
 Other assets                                          3,713             12,912
                                                 ------------        ----------
                                              $   10,246,427     $   11,216,917
                                                 ============        ==========


                               LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnership (Note 4)        $   1,106,519      $   1,929,597
 Accrued fees and expenses due to
   general partner and affiliates (Note 3)            53,616             43,755
                                                   ---------          ---------
  Total liabilities                                1,160,135          1,973,352
                                                   ----------        ----------

Partners' equity (deficit):
 General partner                                     (10,310)            (8,737)
 Limited partners (25,000 units authorized,
   11,500 issued and outstanding)                  9,096,602          9,252,302
                                                   ---------          ---------
Total partners' equity                             9,086,292          9,243,565
                                                   ---------          ---------
                                               $  10,246,427      $  11,216,917
                                                  ==========         ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996


                                                  1997                  1996
                                                  ----                  ----
Interest income                          $      23,900          $      43,976
                                               -------                 ------

Operating expenses:
Amortization                                      6,351                  6,023
Asset management fees (Note 3)                    7,906                  7,906
Legal and accounting                              1,000                  2,000
Other
                                                    566                    591
                                                   ----                   ---

Total operating expenses                         15,823                 16,520
                                                -------                 ------

Income from operations                            8,077                 27,456

Equity in loss from
 limited partnerships (Note 2)                 (165,000)               (62,371)
                                              ---------               --------

Net loss                                 $     (156,923)         $     (34,915)
                                              =========               ========

Net loss allocated to:
  General partner                        $      (1,569)          $        (349)
                                               =======                 =======

  Limited partners                       $    (155,354)          $     (34,566)
                                              =========               ========

Net loss per limited
 partner units (11,500
weighted units 1997 and 1996)            $        (14)           $          (3)
                                                  ====                      ===



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENT OF PARTNERS' EQUITY For the
                   Three Months Ended March 31, 1997 and 1996


For the Three Months Ended March 31, 1997

                                             General              Limited
                                             Partner              Partner             Total
                                             -------              -------             -----
Equity (deficit), December 31, 1996        $  (8,737)        $   9,252,302     $    9,243,565

Offering expense                                  (4)                 (346)              (350)

Net loss for the three months ended
 March 31, 1997                                (1,569)            (155,354)           (156,923)
                                               ------            ---------           ---------


Equity (deficit), March 31, 1997           $  (10,310)       $    9,096,602    $     9,086,292
                                              ========           ==========          =========




For the Three Months Ended March 31, 1996
                                             General                Limited
                                             Partner                Partner             Total
                                             -------                -------             -----

Equity (deficit), December 31, 1996        $    (14,581)      $    9,473,254   $      9,458,673
Capital collected from notes receivable                               80,000            80,000
Offering expense                                    106               10,507            10,613
Net loss for the three months ended
 March 31, 1996                                    (349)             (34,566)          (34,915)
                                                  -----             --------          --------

Equity (deficit), March 31, 1996           $     (14,824)     $    9,529,195   $      9,514,371
                                                  ========        ==========          =========







                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENT OF CASH FLOWS For the Three
                      Months Ended March 31, 1997 and 1996


                                                           1997           1996
                                                           ----           ----
Cash flows provided (used) by operating activities:

  Net loss                                          $   (156,923)    $  (34,914)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships           165,000         62,371
        Amortization                                       6,351          6,023

        Asset management fee                               7,906          7,906

        (Increase) decrease in interest receivable         5,652          9,795

        Accrued fees and expense due to
        general partner and affiliates                     1,605            908


Net cash provided (used) by operating activities          29,591         52,089
                                                         -------        -------

Cash flows used by investing activities:
   Investments in limited partnerships                  (824,690)      (592,179)
   Acquisition costs and fees                               (300)        (9,079)
                                                         -------       --------

Net cash used by investing activities                   (824,990)      (601,258)
                                                        --------       --------

Cash flows provided by financing activities:
Collection of notes receivable                                           80,000

  Offering costs                                                         10,613

  Payment of advances from affiliates                                   (64,459)
                                                                       --------
Net cash provided by financing activities                                26,154
                                                       ---------       --------


Net decrease in cash and cash equivalents               (795,399)      (523,015)
Cash and cash equivalents, beginning of period         2,614,756      3,827,214
                                                       ---------     ---------
Cash and cash equivalent, end of period             $  1,819,357   $  3,304,199
                                                       =========      =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       STATEMENT OF CASH FLOWS - CONTINUED

               For the Three months ended March 31, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:

                                                                          For the Three         For the Three
                                                                         months Ended March    months Ended March
                                                                            31, 1997              31, 1996
                                                                            --------              --------
During the three  months  ended March 31, 1997,
the  Partnership's  payables to limited   partnerships;
(in  connection   with  its   investments  in  limited
partnerships) (see Note 2) had non-cash transactions as follows:

 Increases due to acquisition of limited partnership interests                                 $   211,677
 Increases (Decreases) due to various price adjuster provisions in the
   respectivelimited partnership agreements                              $   1,612                (206,648)
                                                                             -----                ---------
    Net non-cash activity in Partnership' payables to
      partnerships                                                       $   1,612                   5,029
                                                                             =====                  ======

 Other non-cash activity:
  The Partnership has incurred but not paid:
     Acquisition fees and costs payable to affiliate
      general partner                                                                           $    12,279
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

General
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1996 (audited).

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of March 31, 1997 the Partnership had acquired limited partnership interests in nine limited partnerships each of which owns one Apartment Complex. As of March 31, 1997, construction or rehabilitation of eight of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation

As of March 31, 1996 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex. As of March 31, 1996, construction or rehabilitation of five of the Apartment Complexes had been completed and three were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of March 31, 1997 and December 31, 1996:

                                                      1997                1996
                                                      ----                ----

                                                    $  8,467,424    $ 8,494,018
Total capital contributions made and accrued
  with respect to limited ships                            1,612        484,987
Increase in capitalized acquisition fees and costs           300         41,572
Amortization of acquisition fees and costs                (6,351)       (24,865)
Equity in ins) of limiteships                           (165,000)      (528,288)
                                                        --------       --------

Investment, end of period                             $8,297,985     $8,467,424
                                                      ==========     ==========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)

Selected financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1997 and 1996 is as follows:

                                                 Three months ended
                                      March 31, 1997           March 31, 1996
                                        --------------           --------------
Total revenue                               $ 236,000                $ 154,000
                                             --------                 --------
------- -------
Expenses:
Operating expenses - exclusive of
depreciation and interest                     148,000                   61,000
Interest expense                              109,000                   73,000
Depreciation                                  146,000                   83,000
                                              -------                   ------
Total expenses                                403,000                  217,000
                                              -------                  -------

Net loss                                    $(167,000)                $(63,000)
                                            =========                 ========

Net loss allocable to Partnership           $(165,000)                $(62,371)
                                            =========                 ========


NOTE 3 - RELATED PARTY TRANSACTIONS

Receivables  from  affiliates   consists  primarily  of  amounts  due  from  WNC
California Housing Tax Credits IV, L.P. Series 5 related to the allocation of offering expenses incurred, as defined in the Partnership Agreement.

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $0 and $13,685 were incurred for the three months ended March 31, 1997 and 1996.

                                   WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                                        (A California Limited Partnership)

                                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $7,906 for each three month period ended March 31, 1997 and 1996.

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the nine moths ended March 31, 1997 the Partnership incurred organizational, offering and selling expenses of $-0-, $350 and $-0-, respectively and during the three months ended March 31, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $10,613 and $-0-, respectively.

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

                                   WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                                        (A California Limited Partnership)

                                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31, 1997 and December 31, 1996:

                                                      1997           1996
                                                      ----           ----

     Acquisition fees                               $ 23,993      $  23,993
     Advances made for acquisition costs,
      organizational, offering and selling
      expenses                                         1,825          1,512
     Asset management fees accrued                    26,156         18,250
     Other advances and expenses                       1,642              -
                                                       -----          -----
                                                    $ 53,616       $ 43,755
                                                      =======        ======


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         WNC California Housing Tax Credits IV, L.P., Series 4 - is a California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). WNC California Housing Tax Credits IV, L.P., Series 4 ("the Partnership")

As of March 31, 1997,  the  Partnership  has received  subscriptions  for 11,500
Units at $1,000 per Unit consisting of cash of $11,099,050 and discounts $400,950. The offering terminated in August, 1995 at which time the subscriptions for 11,500 units were accepted.

The Partnership raised funds from investors through its public offering of units of limited partnership interest ("Units") and intends to apply such funds, including the installment payments of the limited partners' promissory notes as received, to the acquisition of investments in Limited Partnerships, acquisition fees, the establishment of reserves, the payment of operating expenses and the payment of expenses of this offering.

Liquidity and Capital Resources

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $795,000 for the three months ended March 31, 1997. Cash of approximately $30,000 was provided by operating activities during three months ended March 31, 1997. Cash of approximately $825,000 used by investing activities and consisted primarily of capital contributions to limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

 Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $523,000 for the three months ended March 31, 1997. Cash of approximately $52,000 and 26,000 was provided by operating activities and financing activities, respectively during three months ended March 31, 1997. Cash of approximately $601,000 used by investing activities and consisted of capital contributions to limited partnerships and acquisition fees and expenses of approximately $592,000 and $9,000, respectively. Cash provided by financing activities consisted primarily of collection of notes receivable and cash used consisted of payments to affiliates of cash advanced. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.


As of March 31, 1997,the Partnership was indebted to WNC & Associates, Inc. for approximately $54,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $24,000, advances to pay front-end fees and for payment of operating fees and expenses of approximately $4,000 and Asset Management Fees of $26,000. As of December 31, 1996, the Partnership 4 was indebted to WNC & Associates for approximately $44,000 consisting of accrued Acquisition Fees of approximately $24,000, advances to pay front-end fees of $2,000, and Asset Management Fees of $18,000.

As of March 31, 1997 the The Partnership has made offering costs reimbursements in excess of the amount allocated on a per-Unit basis among the issuers of WNC California Housing Tax Credits IV, L.P., Series through Series 9. The Partnership is due approximately $96,000 from the other issuer, WNC California Housing Tax Credits IV, L.P., Series 5.

As of March 31, 1997 and December 31, 1996, the Partnership has received and accepted subscriptions funds in the amount of $11,099,000. As of March 31, 1997 and December 31, 1996, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $7,268,000, and $6,443,000, respectively, and had commitments for additional capital contributions of approximately $1,107,000 and $1,930,000, respectively.

It is not expected that any of the local limited partnerships in which the Partnership will invest will generate cash from operations sufficient to provide distributions to the limited partners in any significant amount. Such cash from operations, if any, would first be used to meet operating expenses of the Partnership, including the payment of the asset management fee to the General Partner.

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

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

   Results of Operations

As of March 31, 1997 and 1996, The Partnership had acquired nine and eight Local Limited Partnership Interests, respectively. Each of the nine Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31, 1997 and 1996, only seven and five, respectively, of the Apartment Complexes in the Partnership had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended March 31, 1997 and 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $157,000 and $35,000 for the three months ended March 31, 1997 and 1996 respectively. The component items of revenue and expense are discussed below.

Revenue. The Partnership's revenues consisted entirely of interest earned on Promissory Notes and cash deposits held in financial institutions (i) as Reserves, or (ii) pending investment in Local Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that The Partnership will maintain cash Reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of Capital Contributions.

Expenses. The most significant component of operating expenses is and is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $8,000 was accrued for each of the three month periods ended March 31, 1997 and 1996.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests. Interest expense was incurred as described above under "Liquidity and Capital Resources." Interest expense is expected to minimal after 1996. Office expense consist of the Partnership's administrative expenses, such as legal fees, bank charges and investor reporting expenses.

Office  expenses  and  legal  and  accounting   consists  of  the  Partnership's
administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

The Partnership's equity in losses from limited partnerships is equal to 99% of the aggregate net loss of the limited partnerships. After rent-up, the limited partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the limited partnerships are expected to exceed net rental income.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  NONE.


         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:  WNC & ASSOCIATES, INC General Partner

By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President

Date: July 7, 1997

By:   /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: July 7, 1997