Form 10-Q
period 1997-06-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1997-08-19
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                       FOR THE QUARTER ENDED JUNE 30, 1997




PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

               Balance Sheets, June 30, 1997 and
                 December 31, 1995............................................3

               Statement of Operations
                      For the three months and six months ended
                         June 30, 1997 and 1996...............................4

               Statement of Partners' Equity
                      For the six months ended June 30, 1997 and 1996.........5

               Statement of Cash Flows
                      For the six months ended June 30, 1997 and 1996.........6

               Notes to Financial Statements..................................8

        Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................14



PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K.............................17

        Signatures ..........................................................18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                   1997               1996
                                                   ----               ----

                                        ASSETS

Cash and cash equivalents                    $   1,706,703        $  2,614,756

Receivables from affiliates                        125,372             121,825
 Investment in limited
  partnerships - Note 2                          8,243,816           8,467,424
 Other assets                                        1,288              12,912
                                               -----------         -----------
                                             $  10,077,179        $ 11,216,917
                                               ===========         ===========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnership - Note 4      $     981,132        $  1,929,597
 Accrued fees and expenses due to
   general partner and affiliates - Note 3          83,906              43,755
                                                   -------              ------
  Total liabilities                              1,065,038           1,973,352
                                                 ---------           ---------

Partners' equity (deficit):
 General partner
                                                   (11,051)             (8,737)
 Limited partners (25,000 units authorized,
   11,500 issued and outstanding)                9,023,192           9,252,302
                                                 ---------           ---------
Total partners' equity                           9,012,141           9,243,565
                                                 ---------           ---------
                                             $  10,077,179        $ 11,216,917
                                                ==========          ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
                             For the Three and Six
                       Months Ended June 30, 1997 and 1996

                                           1997                       1996
                                    ------------------      -------------------
                                    Three        Six        Three        Six
                                    Months      Months      Months      Months
                                    ------      ------      ------      ------

Interest income                 $  17,999   $   41,899    $  36,504   $  80,480
                                  ------       -------       ------      ------

Operating expenses:
Amortization
                                    6,354       12,705        6,189      12,212
Asset management fees (Note 4)
                                    7,907       15,813        7,907      15,813
Legal and accounting                3,500        4,500        3,175       5,175
Other                               4,789        5,355        4,039       4,630
                                   ------       ------       ------       -----
Total operating expenses           22,550       38,373       21,310      37,830
                                   ------      -------      -------      ------

Income (loss) from operations      (4,551)       3,526       15,194      42,650

Equity in loss from
 limited partnerships             (69,600)    (234,600)    (109,629)   (172,000)
                                  -------     --------     --------     -------

Net loss                        $ (74,151)  $ (231,074)   $ (94,435)  $(129,350)
                                   =======    ========      ========   =========

Net loss allocated to:
  General partner               $    (742)  $   (2,311)   $    (944)  $  (1,294)
                                     =====     =======        =====     =======

  Limited partners              $ (73,409)  $ (228,763)   $ (93,491)  $(128,056)
                                  =======     ========      =======     =======

Net loss per limited
 partner units (11,500
weighted units 1997 and 1996)   $   (6.38)  $   (19.89)   $   (8.13)   $ (11.14)
                                    =====       ======        =====      ======

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                               For the Six Months
                          Ended June 30, 1997 and 1996


For the Six  Months Ended June 30, 1997
                                          General       Limited
                                          Partner       Partner       Total
                                          -------       -------       -----

Equity (deficit), December 31, 1996    $    (8,737)   $ 9,252,302   $ 9,243,565
Offering expense                                (3)          (347)         (350)

Net loss for the six months ended
  June 30, 1997                             (2,311)      (228,763)     (231,074)
                                            ------       --------      --------
Equity (deficit), June 30, 1997        $   (11,051)   $ 9,023,192   $ 9,012,141
                                            ======      =========     =========



For the Six  Months Ended June 30, 1996
                                           General       Limited
                                           Partner       Partner       Total
                                           -------       -------       -----
Equity (deficit), December 31, 1996    $   (14,581)   $ 9,473,254   $ 9,458,673
Capital collected from notes
receivable                                                112,500       112,500
Offering expense                             1,351        133,781       135,132
Net loss for the six months ended
  June 30, 1996                             (1,294)      (128,056)     (129,350)
                                            ------       ---------     --------
Equity (deficit), June 30, 1996        $   (14,524)   $ 9,591,479   $ 9,576,955
                                           =======      =========     =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                   STATEMENT OF CASH FLOWS For the Six Months
                          Ended June 30, 1997 and 1996


                                                             1997        1996
                                                             ----        ----
Cash flows provided by operating activities:
  Net loss                                            $  (231,074)  $ (129,350)
    Adjustments to reconcile net loss to
        net cash used in operating activities:
        Equity in loss of limited partnerships            234,600      172,000
        Amortization                                       12,705       12,212
        Asset management fee                               15,813       15,813
        Decrease in interest receivable                     8,077       13,588
        Accrued fees and expense due to
        general partner and affiliates                     23,988        6,066
                                                          -------       ------
Net cash provided by operating activities                  64,109       90,329
                                                          -------       ------

Cash flows used by investing activities:
   Investments in limited partnerships                   (971,862)    (689,566)
   Acquisition costs and fees
                                                             (300)     (14,250)
                                                         --------      -------
Net cash used by investing activities                    (972,162)    (703,816)
                                                         --------     --------

Cash flows provided by financing activities:
Collection of notes receivable                                  -      112,500
  Offering costs                                                -       (2,587)
  Payment of advances from affiliates                           -      (48,075)
                                                          -------      -------

Net cash provided by financing activities                       -       61,838
                                                        ----------   ---------
Net decrease in cash and cash equivalents                (908,053)    (551,649)
Cash and cash equivalents, beginning of period          2,614,756    3,827,214
                                                       ----------    ---------
Cash and cash equivalent, end of period               $ 1,706,703   $3,275,565
                                                       ==========    =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                       STATEMENT OF CASH FLOWS - CONTINUED

                 For the Six months ended June 30, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:

                                                 For the Six       For the Six
                                                 months Ended      months Ended
                                                June 30, 1997     June 30, 1996
                                                -------------     -------------

During the six months ended June 30, 1997,
 the Partnership's payables to limited
partnerships;  (in connection with its
investments in limited partnerships) (see
Note 2) had non-cash transactions as follows:


 Decreases due to various price adjuster
  provisions in the respective limited
  partnership agreements                             $(10,721)
                                                     --------
    Net non-cash activity in Partnership's
     payables to limited partnerships                $(10,721)
                                                     ========

  Other non-cash activity:
   The Partnership has incurred but not paid:
     Acquisition fees and costs payable to
      affiliate of the general partner                                  $12,244
                                                                        =======
   Selling fees advanced by affiliate of
    general partner                                                      $4,422
                                                                         ======
 The Partnership has not received O & O
  reimbursements from an affiliate                                     $142,141
                                                                       ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------
WNC CALIFORNIA TAX CREDITS IV, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 16, 1995, and commenced operations on July 26, 1995. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

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

General
-------
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1996 (audited).

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and changes in cash flows for the six months ended June 30, 1997 and 1996.

Allocations Under the Terms of the Partnership Agreement
--------------------------------------------------------
The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1997 the Partnership had acquired limited partnership interests in nine limited partnerships each of which owns one Apartment Complex. As of June 30, 1997, construction or rehabilitation of eight of the Apartment
Complexes had been completed and one was undergoing construction or rehabilitation.

As of June 30, 1996 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex. As of June 30, 1996, construction or rehabilitation of six of the Apartment Complexes had been completed and two were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of June 30, 1997 and December 31, 1996:

                                                        1997           1996
                                                        ----           ----

      Investment beginning of period               $8,467,424     $8,494,018
      Total capital contributions made
       and accrued with respect to
       limited partnerships                            23,397        484,987
      Increase in capitalized acquisition
       fee and costs                                      300         41,572
      Amortization of acquisition fees and costs      (12,705)       (24,865)
      Equity in loss of limited
       partnerships                                  (234,600)      (528,288)
                                                     --------       --------
      Investment, end of period                    $8,243,816     $8,467,424
                                                   ==========     ==========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1997 and 1996 is as follows:

                                              Six months ended
                                              ----------------

                                        June 30, 1997     June 30, 1996
                                        -------------     -------------

   Total revenue                             $483,000         $338,000
                                              -------         --------
   Expenses:
    Operating expenses -
     exclusive of                             273,000          211,000
     depreciation and interest
    Interest expense                          161,000          119,000
    Depreciation                              286,000          182,000
                                              -------          -------
     Total expenses                           720,000          512,000
                                              -------          -------

     Net loss                               $(237,000)       $(174,000)
                                             =========        =========

     Net loss allocable to Partnership      $(234,600)       $(172,000)
                                             =========        =========

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

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

        Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $0 and $13,650 were incurred for the six months ended June 30, 1997 and 1996.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

        An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $15,813 for each six month period ended June 30, 1997 and 1996.

        Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the six months ended June 30, 1997 the Partnership incurred organizational, offering and selling expenses of $-0-, $350 and $-0-, respectively and during the six months ended June 30, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $7,009 and $-0-, respectively.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1997 and December 31, 1996:

                                                          1997             1996
                                                          ----             ----


      Acquisition fees                                  $  23,993     $  23,993
      Advances made for acquisition costs,
       organizational, offering and selling
       expenses                                             1,825         1,512
      Asset management fees accrued                        34,063        18,250
      Other advances and expenses                          24,025             -
                                                           ------        ------
                                                        $  83,906     $  43,755
                                                           ======       =======
NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS
----------------------------------------

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, are generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES
---------------------

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

        WNC California Housing Tax Credits IV, L.P., Series 4 - is a California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). WNC California Housing Tax Credits IV, L.P., Series 4 ("the Partnership")

As of June 30, 1997, the Partnership has received subscriptions for 11,500 Units at $1,000 per Unit consisting of cash of $11,099,050 and discounts $400,950. The offering terminated in August, 1995 at which time the subscriptions for 11,500 units were accepted.

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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $908,000 for the six months ended June 30, 1997. Cash of approximately $64,000 was provided by operating activities during six months ended June 30, 1997. Cash of approximately $972,000 used by investing activities and consisted primarily of capital contributions to limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $552,000 for the six months ended June 30, 1996. Cash of approximately $90,000 and $62,000 was provided by operating activities and financing activities, respectively during six months ended June 30, 1996. Cash of approximately $704,000 used by investing activities and consisted of capital contributions to limited partnerships and acquisition fees and expenses of approximately $690,000 and $14,000, respectively. Cash provided by financing activities consisted primarily of collection of notes receivable and cash used consisted of payments to affiliates of cash advanced. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.


As of June 30, 1997, the Partnership was indebted to WNC & Associates, Inc. for approximately $84,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $24,000, advances to pay front-end fees and for payment of operating fees and expenses of approximately $4,000, Asset Management Fees of $34,000 and advances to affiliates of the general partner of $25,000. As of December 31, 1996, the Partnership was indebted to WNC & Associates for approximately $44,000 consisting of accrued Acquisition Fees of approximately $24,000, advances to pay front-end fees of $2,000, and Asset Management Fees of $18,000.

As of June 30, 1997 the Partnership has made offering costs reimbursements in excess of the amount allocated on a per-Unit basis among the issuers of WNC
California Housing Tax Credits IV, L.P., Series through Series 9. The Partnership is due approximately $96,000 from the other issuer, WNC California Housing Tax Credits IV, L.P., Series 5.

As of June 30, 1997 and December 31, 1996, the Partnership has received and accepted subscriptions funds in the amount of $11,099,000. As of June 30, 1997 and December 31, 1996, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $7,268,000, and $6,443,000, respectively, and had commitments for additional capital contributions of approximately $1,107,000 and $1,930,000, respectively.

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

As of June 30, 1997 and 1996, The Partnership had acquired nine and eight Local Limited Partnership Interests, respectively. Each of the nine Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1997 and 1996, only eight and six, respectively, of the Apartment Complexes in the Partnership had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended June 30, 1997 and 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $231,000 and $129,000 for the six months ended June 30, 1997 and 1996 respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is and is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $8,000 was accrued for each of the six month periods ended June 30, 1997 and 1996.

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

1.  NONE.


        No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

Date: August 18, 1997



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul      Vice President - Finance

Date: August 18, 1997