Form 10-Q
period 1997-09-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1997-11-12
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1997




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Balance Sheets, September 30, 1997 and
   December 31, 1996.........................................................3

 Statement of Operations
  For the three months and nine months ended September 30, 1997 and 1996.....4

 Statement of Partners' Equity
  For the nine months ended September 30, 1997 and 1996......................5

 Statement of Cash Flows
  For the nine months ended September 30, 1997 and 1996......................6

 Notes to Financial Statements...............................................8

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................14



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................17

Signatures .................................................................18

                 WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                          (A California Limited Partnership)

                                    BALANCE SHEETS
                    September 30, 1997 and December 31, 1996

                                             1997                     1996
                                             ----                     ----
ASSETS

Cash and cash equivalents          $        1,557,186       $        2,614,756
Receivables from affiliates                    95,670                  121,825
 Investment in limited
  partnerships (Note 2)                     8,156,548                8,467,424
 Other assets                                       -                   12,912
                                           ----------               ----------

                                   $        9,809,404        $      11,216,917
                                           ==========               ==========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnership
(Note 4)                           $          871,946        $       1,929,597
 Accrued fees and expenses due to
   general partner and affiliates
   (Note 3)                                    30,584                   43,755
                                           ----------               ----------
  Total liabilities                           902,530                1,973,352
                                           ----------               ----------

Partners' equity (deficit):
 General partner                              (12,103)                  (8,737)
 Limited partners (25,000 units
 authorized, 11,500 issued
 and outstanding)                           8,918,977                9,252,302
                                           ----------               ----------
Total partners' equity                      8,906,874                9,243,565
                                           ----------               ----------
                                    $       9,809,404        $      11,216,917
                                           ==========               ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

               WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                         (A California Limited Partnership)

                              STATEMENT OF OPERATIONS
        For the Three and Nine Months Ended  September  30, 1997 and 1996

                                        1997                      1996
                                        ----                      ----
                                Three         Nine         Three         Nine
                                Months        Months       Months        Months
                                ------        ------       ------        ------

Interest income       $        13,315   $     55,214 $     36,690  $    17,170
                            ---------      ---------    ---------    ---------

Operating expenses:
Amortization                    6,354         19,059        6,302       18,514
Asset management fees
(Note 4)                        7,906         23,719        7,906       23,719
Legal and accounting              500          5,000         (175)       5,000
Other                           1,422          6,777          799        5,429
                            ---------      ---------    ---------    ---------


Total operating expenses       16,182         54,555       14,832       52,662
                            ---------      ---------    ---------    ---------

Loss from operations           (2,867)           659       21,858       64,508


Equity in loss from
 limited partnerships        (102,400)      (337,000)    (231,000)    (403,000)
                            ---------      ---------    ---------    ---------

Net loss              $      (105,267) $    (336,341)  $ (209,142)  $ (338,492)
                            =========      =========    =========    =========

Net loss allocated to:
General partner       $        (1,053) $      (3,363)  $   (2,091)  $   (3,385)
                            =========      =========    =========    =========

Limited partners      $      (104,214) $    (332,978)  $ (207,051)  $ (335,107)
                            =========      =========    =========    =========

Net loss per limited
 partner units (11,500
 weighted units
 1997 and 1996)       $         (9.06) $      (28.95) $    (18.00) $    (29.14)
                            =========      =========    =========    =========

                                      UNAUDITED
                     See Accompanying Notes to Financial Statements

               WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                        (A California Limited Partnership)

                         STATEMENT  OF  PARTNERS'  EQUITY
              For the Nine Months Ended September 30, 1997 and 1996


For the Nine Months Ended September 30, 1997

                                        General        Limited
                                        Partner        Partner        Total
                                        -------        -------        -----

Equity (deficit), December 31, 1996  $   (8,737) $    9,252,302  $   9,243,565
Offering expense                             (3)           (347)          (350)
Net loss for the nine months ended
  September 30, 1997                     (3,363)       (332,978)      (336,341)
                                       --------       ---------      ---------

Equity (deficit), September 30, 1997 $  (12,103) $    8,918,977  $   8,906,874
                                       ========       =========      =========




For the Nine Months Ended September 30, 1996

                                        General         Limited
                                        Partner         Partner       Total
                                        -------         -------       -----

Equity (deficit), December 31, 1996  $  (14,581) $     9,473,254  $  9,458,673
Capital collected from
  notes receivable                                       172,500       172,500

Reduction of offering expense             1,137          112,541       113,678
Net loss for the nine months ended
  September 30, 1996                     (3,385)        (335,107)     (338,492)
                                       --------        ---------     ---------

Equity (deficit), September 30, 1996 $  (16,829) $     9,423,188  $  9,406,359
                                       ========        =========     =========



                                    UNAUDITED
                   See Accompanying Notes to Financial Statements

                 WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                         (A California Limited Partnership)

                             STATEMENT  OF  CASH  FLOWS
                 For the Nine Months Ended September 30, 1997 and 1996

                                                  1997                    1996
                                                  ----                    ----
Cash flows provided by operating activities:

Net loss                                  $     (336,341)     $       (338,492)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
  Equity in loss of limited partnerships         337,000               403,000
  Amortization                                    19,059                18,514
  Increase (decrease) in asset
    management fee payable                       (36,281)              (21,281)
  Decrease in interest receivable                 39,067                13,821
  Accrued fees and expense due
  to general partner and affiliates               22,760                (5,613)
                                              ----------             ---------

Net cash provided by operating activities         45,264                69,949
                                              ----------             ---------

Cash flows used by investing activities:
 Investments in limited partnerships          (1,102,834)             (984,793)
 Loan receivable from limited partnerships                            (100,000)
 Acquisition costs and fees                            -               (29,377)
                                              ----------             ---------

Net cash used by investing activities         (1,102,834)           (1,114,170)
                                              ----------             ---------

Cash flows provided by financing activities:
Collection of notes receivable                         -               172,500
 Offering costs                                                        (77,541)
                                               ----------             ---------

Net cash provided by financing activities              -                94,959
                                              ----------             ---------


Net decrease in cash and cash equivalents     (1,057,570)             (949,262)
Cash and cash equivalents,
 beginning of period                           2,614,756             3,827,214
                                              ----------             ---------
Cash and cash equivalent, end of period  $     1,557,186      $      2,877,952
                                              ==========             =========

                                        UNAUDITED
                        See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)


                       STATEMENT OF CASH FLOWS - CONTINUED
              For the Nine months ended September 30, 1997 and 1996



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------


During the nine months ended September 30, 1997, the  Partnership's  payables to
limited   partnerships;   (in  connection   with  its   investments  in  limited
partnerships) (see Note 2) had non-cash transactions as follows:


                                    For the Nine months Ended September 30,
                                    ---------------------------------------

                                           1997                    1996
                                           ----                    ----




Increased due to acquisition
 of limited partnership interests                                $  311,677
Decreases due to various price
 adjuster provisions in the respective
 limited partnership agreements             $  (10,721)            (206,648)
                                               -------             --------
  Net non-cash activity in Partnership'
  payables to limited partnerships          $  (10,721)               5,029
                                               =======             ========

  Other non-cash activity:
   The Partnership has incurred
   but not paid:
    Acquisition fees and costs
   payable to affiliate general partner                           $  12,244
                                                                   ========
  Selling fees advanced by affiliate
   of general partner                                             $   1,475
                                                                   ========

The Partnership has not received
 O & O reimbursements from an affiliate                           $ 142,141
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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1997 the Partnership had acquired limited partnership interests in nine limited partnerships each of which owns one Apartment Complex. As of September 30, 1997, construction or rehabilitation of eight of the Apartment Complexes had been completed and one was undergoing construction or rehabilitation.

As of September 30, 1996 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex. As of September 30, 1996, construction or rehabilitation of nine of the Apartment Complexes had been completed and two were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of September 30, 1997 and December 31, 1996:

                                                  1997                1996
                                                  ----                ----

 Investment beginning of period            $   8,467,424        $   8,494,018
 Total capital contributions made and
  accrued with respect to
  limited partnership                             45,183              484,987
 Increase in capitalized acquisition
  fees and costs                                       0               41,572
 Amortization of acquisition fees and costs      (19,059)             (24,865)
 Equity in loss of limited partnerships         (337,000)            (528,288)
                                               ---------            ---------

 Investment, end of period                  $  8,156,548         $  8,467,424
                                               =========            =========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1997 and 1996 is as follows:

                                                 Nine months ended

                                          September 30,     September 30,
                                              1997              1996
                                              ----              ----

 Total revenue                           $   730,000       $   527,000
                                            --------          --------
 Expenses:
  Operating expenses -  exclusive of
   depreciation and interest                 414,000           360,000
  Interest expense                           269,000           195,000
  Depreciation                               387,000           380,000
                                            --------          --------
 Total expenses                            1,070,000           935,000
                                            --------          --------

 Net loss                                $  (340,000)      $  (408,000)
                                            ========          ========

 Net loss allocable to Partnership       $  (337,000)      $  (403,000)
                                            ========          ========


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

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. Acquisition fees of $0 and $13,650 were incurred for the nine months ended September 30, 1997 and 1996.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                         (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $23,719 for each nine month period ended September 30, 1997 and 1996.

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the nine months ended September 30, 1997 the Partnership incurred organizational, offering and selling expenses of $-0-, $350 and $-0-, respectively and during the nine months ended September 30, 1996 the Partnership incurred organizational, offering and selling expenses of $-0-, $(113,678) and $-0-, respectively.

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

                 WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1997 and December 31, 1996:

                                              1997                   1996
                                              ----                   ----

Acquisition fees                           $  23,993               $  23,993
Advances made for acquisition costs,
 organizational, offering and
 selling expenses                              1,825                   1,512
Asset management fees                        (18,031)                 18,250
Other advances and expenses                   22,797                       -
                                            --------                 -------
                                           $  30,584               $  43,755
                                            ========                 =======


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC California Housing Tax Credits IV, L.P., Series 4 ("the Partnership")is a California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

As of September 30, 1997, the Partnership has received subscriptions for 11,500 Units at $1,000 per Unit consisting of cash of $11,099,050 and discounts $400,950. The offering terminated in August, 1995 at which time the subscriptions for 11,500 units were accepted.

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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,056,000 for the nine months ended September 30, 1997. Cash of approximately $45,000 was provided by operating activities during nine months ended September 30, 1997. Cash of approximately $1,103,000 was used by investing activities and consisted entirely of capital contributions to limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $849,000 for the nine months ended September 30, 1996. Cash of approximately $70,000 and 95,000 was provided by operating activities and financing activities, respectively during nine months ended September 30, 1996. Cash of an aggregate amount of approximately $1,114,000 used by investing activities and consisted of capital contributions to limited partnerships, loan made to limited partnership and acquisition fees and expenses of approximately $985,000, 100,000 and $29,000, respectively. Cash provided by financing activities consisted primarily of collection of notes receivable and cash used consisted of payments to affiliates of cash advanced. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.


As of September 30, 1997, the Partnership was indebted to WNC & Associates, Inc. for approximately $31,000. The component items of such indebtedness were as follows: accrued Acquisition Fees of approximately $24,000, advances to pay front-end fees and for payment of operating fees and expenses of approximately $3,000, Asset Management Fees of $(18,000) and advances to affiliates of the general partner of $22,000. As of December 31, 1996, the Partnership was indebted to WNC & Associates for approximately $44,000 consisting of accrued Acquisition Fees of approximately $24,000, advances to pay front-end fees of $2,000, and Asset Management Fees of $18,000.

As of September 30, 1997 the Partnership has made offering costs reimbursements in excess of the amount allocated on a per-Unit basis among the issuers of WNC California Housing Tax Credits IV, L.P., Series through Series 9. The Partnership is due approximately $96,000 from the other issuer, WNC California Housing Tax Credits IV, L.P., Series 5.

As of September 30, 1997 and December 31, 1996, the Partnership has received and accepted subscriptions funds in the amount of $11,099,000. As of September 30, 1997 and December 31, 1996, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $7,546,000, and $6,443,000, respectively, and had commitments for additional capital contributions of approximately $872,000 and $1,930,000, respectively.

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

The Partnership established working capital reserves of approximately 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations
---------------------

As of September 30, 1997 and 1996, The Partnership had acquired nine and eight Local Limited Partnership Interests, respectively. Each of the nine Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1997 and 1996, only eight and seven, respectively, of the Apartment Complexes in the Partnership had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended September 30, 1997 and 1996 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $333,000 and $335,000 for the nine months ended September 30, 1997 and 1996 respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is and is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $23,700 was accrued for each of the nine month periods ended September 30, 1997 and 1996.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

1.  NONE.


         No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC        General Partner



By:   /s/ John B. Lester, Jr.
----------------------------------------------------
John B. Lester, Jr.        President

Date: November 11, 1997

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: November 11, 1997