Form 10-K
period 1997-12-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1998-04-15
CIK 921052

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                                        OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x


DOCUMENTS INCORPORATED BY REFERENCE

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

NONE

Item 1.  Business

PART I.

Organization
------------

WNC California Housing Tax Credits IV, Series 4 (the "Partnership") is a California limited partnership formed under the laws of the State of California. The Partnership was formed to acquire limited partnership interests in local limited partnerships ("Local Limited Partnerships") which own multifamily apartment complexes that are eligible for Federal and (in some cases) California low-income housing tax credits (the "Low Income Housing Credit").

The general partner of the Partnership is WNC California Tax Credits IV, L.P.(the "General Partner") The general partner of WNC California Tax Credit Partners IV, L.P. is WNC & Associates, Inc. (Associates.) The business of the Partnership is conducted primarily through Associates as the Partnership and the General Partner have no employees of their own.

The Partnership conducted its public offering ("Offering") from July 1994 to August 1995. 25,000 units of limited partnership interests ("Units"), at a price of $1,000 per Unit were offered. Since inception a total of 11,500 Units representing approximately $11,099,000 were sold throughout the offering. Holders of Units are referred to herein as "Limited Partners."

The Partnership has applied and will apply funds raised through their public offerings, including the installment payments of the Limited Partners' promissory notes as received, to the purchase price and acquisition fees and costs of Local Limited Partnership Interests, reserves and expenses of the Offerings.

Description of Business
-----------------------

The Partnership's principal business is to invest as a limited partner in Local Limited Partnerships each of which will own and operate an apartment complex ("Apartment Complex") which will qualify for the federal Low Income Housing Credit. The Tax Reform Act of 1986 (the "1986 Act replaced most existing federal tax incentives for low-income housing with Section 42 of the Internal Revenue Code, which provides for the Low Income Housing Credit. In general, an owner of a low-income housing project under (i) federal law is entitled to receive the Federal Low Income Housing Credit in each year of a ten-year period (the "Credit Period") and (ii) under California Revenue and Taxation Section 17058 is entitled to receive the California Low Income Housing Credit in each year of a four-year period. The Apartment Complex is subject to a fifteen-year compliance period (the "Compliance Period").

In general, in order to avoid recapture of Tax Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by a Local Limited Partnership of any Apartment Complex prior to the end of the applicable 15 year Compliance Period. Because of (i) the nature of the Apartment Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more year in the future, and (iii) the inability of the Partnership to directly cause the sale of Apartment Complexes by the general partner of the respective Local Limited Partnerships ("Local General Partners"), but generally only to require such Local General Partners to use their respective best efforts to find a purchaser for the Apartment Complexes, it is not possible at this time to predict whether the liquidation of substantially all of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership Agreement will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell an Apartment Complex, it is anticipated that the Local General Partner will either continue to operate such Apartment Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. In addition, circumstances beyond the control of the General Partner may occur during the Compliance Period which would require the Partnership to approve the disposition of an Apartment Complex prior to the end thereof.


As of December 31, 1997, the Partnership had invested in nine Local Limited Partnerships. Each of these Local Limited Partnerships owns an Apartment Complex that is eligible for the Low Income Housing Credit. These investments represent approximately 100% of the offering proceeds available for investment.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate. Some of these risks are that neither the Partnership's investments nor the Apartment Complexes owned by Local Limited Partnerships will be readily marketable. Additionally, there can be no assurance that the Partnership will be able to dispose of its interests in Local Limited Partnerships at the end of the Compliance Period. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Apartment Complexes and the Partnership. The Apartment Complexes will be subject to loss through foreclosure. In addition, each Local

Limited Partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partners and the Local General Partners, there can be no assurance that Partnership operations will be profitable or that the anticipated Low Income Housing Credits will be available to Limited Partners.

Each of the Local Limited Partnerships has received financial assistance from the FmHA. The Partnership's ability to exercise the voting rights granted it under the Local Limited Partnership Agreements and to transfer its Local Limited Partnership Interests is subject to restrictions which would not be present if assistance were received. In this regard, FmHA approval generally will be required in connection with the removal of a Local General Partner, the sale of an Apartment Complex or the sale of a Local Limited Partnership Interest. Any such approval may be withheld upon the discretion of FmHA.

As of December 31, 1997, eight of the nine Apartment Complexes were completed and in operation. CHADRON was under construction. The Apartment Complexes owned by the Local Limited Partnerships in which the Partnership has invested were developed by the Local General Partners who acquired the sites and applied for applicable mortgages and subsidies. The Partnership became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with the Local General Partners. As a limited partner, the Partnerships liability for obligations of the Local Limited Partnership is limited to its investment. The Local General Partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the Apartment Complex.


The following is a schedule of the status as of December 31, 1997, of the Apartment Complexes owned by Local Limited Partnerships in which The Partnership was a limited partner:


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                   IN WHICH THE PARTNERSHIP HAS AN INVESTMENT
                             AS OF DECEMBER 31, 1997

                                             No. of             Units               Units             Percentage of Total
Name & Location                               Apts.           Completed            Occupied             Units Occupied
---------------                              -----            ---------            --------             --------------


CHADRON APARTMENTS I                          16                  0                    0                        0%
  Chadron, Nebraska
COLONIAL VILLAGE AUBURN                       56                 56                    56                     100%
  Auburn, California
EAGLEVILLE ASSOCIATES I                       16                 16                    12                      75%
  Eagleville, Montana
MAHARLIKA, LTD                                69                 69                    58                      84%
  Stockton, California
PAWNEE ASSOCIATES I                           20                 20                    16                      80%
  Pawnee, Illinois
RANCHERA VILLAGE APTS                         14                 14                    14                     100%
  Santa Barbara, California
SYCAMORE HILLS                                24                 24                    21                      88%
   Salem, Indiana
WILLS POINT CROSSING                          36                 36                    33                      92%
  Wills Point, Texas
WOODLAKE VALENCIA                             47                 47                    35                      74%
  Woodlake, California
                                             ---                ---                   ---
                                             298                282                   245                      87%
                                             ===                ===                   ===


Description of Local Limited Partnerships
-----------------------------------------

The Partnership has become a limited partner in Chadron Apartments I Limited Partnership, a Nebraska limited partnership ("CHADRON"), Colonial Village Auburn, a California limited partnership ("COLONIAL-AUBURN"); Eagleville Associates I, a Missouri limited partnership ("EAGLEVILLE"); Maharlika, a California Limited Partnership ("MAHARLIKA"); Rancheria Gardens Apartments, a California limited partnership ("RANCHERIA"); Pawnee Associates I, L.P., a Missouri limited partnership ("PAWNEE"); Sycamore Hills L.P., an Indiana limited partnership ("SYCAMORE"); Wills Point Crossing, L.P., a Georgia limited partnership qualified to do business in Texas ("WILLS POINT"); and Woodlake Valencia Partners, a California limited partnership ("WOODLAKE").

CHADRON owns the Chadron Apartments in Chadron, Nebraska. COLONIAL-AUBURN owns the Colonial Village Auburn Apartments in Auburn, California; EAGLEVILLE owns the Shamrock Estates Apartments in Eagleville, Missouri; MAHARLIKA owns the Filipino Community Building in Stockton, California; PAWNEE owns the Countryside Manor Apartments in Pawnee, Illinois; RANCHERIA owns the Rancheria Gardens Apartments in Santa Barbara, California; SYCAMORE owns the Sycamore Hills
Apartments in Salem, Indiana; WILLS POINT owns Wills Point Crossing Apartments in Wills Point, Texas; and WOODLAKE owns Valencia House in Woodlake, California.

The  following   tables  contain   information   concerning  the  Local  Limited
Partnerships identified above.

-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Local          Project Name  Estimated     Estimated      Number of      Basic         Permanent        Local Limited
Limited                      Construction  Development    Apartment      Monthly       Mortgage Loan    Partnership's
Partnership                  Completion    Cost With      Units          Rents         Amount           Anticipated Tax
                                           Land                                                         Credits (1)
-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Chadron        Chadron       November      $1,016,432     4 2BR units    $285          $400,000         $894,940
               Apartments    1996                         12 3BR units   $385          FNBO (2)         (federal)

               8 buildings

-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Colonial-      Colonial      May 1995      $6,184,639     28 2BR units   $458-555      $2,145,000       $4,467,790
Auburn         Village                                    28 3BR units   $528-640      Home             (federal)
               Auburn                                                                  Savings (3)
               Apartments                                                                               $1,489,263
                                                                                                        (California)
-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Eagleville     Shamrock      March         $429,860       10 1BR units   $191          $358,000         $150,280
               Estates       1996                         6 2BR units    $250          RECDS (5)        (federal)
               Apartments

                (4)

-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Maharlika      Filipino      October       $3,162,402     69 1BR units   267           $436,000         $1,958,000
               Community     1995                                                      Home             (federal)
               Building                                                                Savings (6)
               (4)                                                                                      $946,961
                                                                                       $451,800         (California
                                                                                       HOME (7)

                                                                                       $107,200
                                                                                       CDBG (7)

                                                                                       $603,200
                                                                                       RDA (7)
-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Pawnee         Countryside   June 1996     $773,261       10 1BR units   $275          $615,264         $253,520
               Manor                                      10 2BR units   $304          RECDS (5)        (federal)
               Apartments

               (4)

-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Rancheria      Rancheria     October       $1,886,829      8 2BR units   $463-565      $400,000         $1,334,550
               Gardens       1995                          5 3BR units   $526-644      Santa            (federal)
               Apartments                                  1 4BR unit    $716          Barbara Bank
                                                                                       & Trust (8)      $462,852
                                                                                                        (California)
                                                                                       $570,940
                                                                                       Santa
                                                                                       Barbara City
                                                                                       RDA (9)
-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Sycamore       Sycamore      August        $840,000       22 1BR units   $236          $814,800         $346,000
               Hills         1994                         2 2BR units    $262          RECDS(5)         (federal)
               Apartments
-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Woodlake       Valencia      February      $3,084,533     47 1 BR units  $202          $176,121         $2,226,740
               House         1996                                        $266          CCRC (10)        (federal)
                                                                         $290          $1,000,000
                                                                                       HOME (11)        $1,136,985
                                                                                                        (California)
-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------
Wills          Wills Point   September     $1,021,000      8 1BR         $240          $990,370         $447,050
Point          Crossing      1995                         units                        RECDS(5)         (federal)
               Apartments                                 28 2BR         $275
                                      units
-------------- ------------- ------------- -------------- -------------- ------------- ---------------- -----------------

(1) Federal Low Income Housing Credits are available over a 10-year period. For the year in which the credit first becomes available with respect to an Apartment Complex, The Partnership will receive only that percentage of the annual credit which corresponds to the number of months during which The Partnership was a limited partner of the Local Limited Partnership, and during which the Apartment Complex was completed and in service.

         California Low Income Housing Credits are available over a four-year period. The full amount of the first-year California Low Income Housing Credit can be claimed in the year in which the low-income units are occupied, regardless of the month of occupancy. Notwithstanding, the amount of the California Low Income Housing Credits which can be allocated to The Partnership by a Local Limited Partnership in the first year must be pro-rated if The Partnership is not a limited partner of the Local Limited Partnership owning the Apartment Complex at the time it is first placed in service.

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

 (3) Home Savings of America ("HOME") will provide the mortgage loan at a fixed interest rate equal to the rate established by the 11th District Federal Home Loan Bank plus 1.5% per annum. The loan will be for a 15-year term, with principal and interest payable monthly based on a 30-year amortization schedule. The then outstanding principal amount will be due at maturity.

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


--------------- -------------------------- ----------------- ----------------------------------------- -----------------
                                                                          Sharing Ratio:

                                                                                        Allocations
Local           Local                                                                   and Sale or    The
Limited         General                    Property                                     Refinancing    Partnership's
Partnership     Partners                   Manager (1)       Cash Flow (2)              Proceeds       Capital
                                                                                                       Contributions
                                                                                                       (3)
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Chadron         Retro Development Inc.     Retro             The Partnership:  first    99/1 (4)       $482,865
                                           Management        $2,500                     25/75 (5)
                Most Worshipful Prince     Group, Inc.       LGP:  next $2,500
                Hall Grand Lodge                             The balance:
                                                             The Partnership:  25%
                                                             LGP:  75%
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Colonial-       The S. P. Thomas Company   FPI Management,   1995-1998:  The            99/1  (4)      $2,990,645
Auburn          of Northern California,    Inc.              Partnership: first         51/49 (5)
                Inc.                                         $5,000,
                                                             balance to LGP;
                Project GO, Inc.                             1999-2002
                                                             The Partnership: first
                                                             $8,500 balance to LGP
                                                             Thereafter
                                                             The Partnership: 75%
                                                             LGP: 30%
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Eagleville      Joseph A. Shepherd         Lockwood          The Partnership:           99/1 (4)       $78,920
                                           Realty, Inc.      Greater  15% or $300       50/50 (5)
                Kenneth M. Vitor                             LGP:  40%
                                                             Balance:  50/50
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Maharlika       Daniels C. Logue           Daniels C.        The Partnership: 1/3       99/1  (4)      $1,546,018
                                           Logue             LGP:  2/3                  50/50 (5)
                Cyrus Youssefi             Development and
                                           Construction
                                           Co., Inc.
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Pawnee          Joseph A. Shepherd         Lockwood          The Partnership:           99/1 (4)       $130,054
                                           Realty, Inc.      Greater  15% or $300       50/50 (5)
                Kenneth M. Vitor                             LGP:  40%
                                                             Balance:  50/50
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Rancheria       Richard Bialosky           Real Estate       The Partnership: 1/3       99/1  (4)      $949,966
                                           Concepts, Inc.    LGP:  2/3                  50/50 (5)
                Detlev Peikert

                Community Housing
                Assistance Program, Inc.
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Sycamore        Larry A. Swank             Sterling          The Partnership:  1st      99/1 (4)       $184,972
                                           Management        $500                       25/75 (5)
                Lance A. Swank             Ltd., Inc.        LGP:  2nd $1,500
                                    Balance:
                                                             The Partnership:  99%
                                     LGP: 1%
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Woodlake        Philip R. Hammond, Jr.     The Management    The Partnership:  1/3      99/1 (4)       $1,798,247
                                           Company           LGP:  2/3                  51/49 (5)
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------
Wills            1600 Capital              M-DC Group,        The Partnership: 1st       99/1  (4)     $234,247
Point            Company,                  Inc., dba         $815                        50/50 (5)
                Inc.                       Alpha             LGP: 2nd
                                           Management        $1,635
                                                             Balance: 99/1
--------------- -------------------------- ----------------- -------------------------- -------------- -----------------

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

(2) Reflects the amount of the net cash flow from operations, if any, to be distributed to The Partnership and the Local General Partners ("LGP") of the Local Limited Partnership for each year of operations. Generally, to the extent that the specific dollar amounts which are to be paid are not paid annually, they will accrue and be paid from sale or refinancing proceeds as an obligation of the Local Limited Partnership.

(3) The Partnership will make its capital contributions to the Local Limited Partnership in stages, with each contribution due when certain conditions regarding construction or operations of the Apartment Complex have been fulfilled.

(4) Subject to certain special allocations, reflects the respective percentage interests of The Partnership and the Local General Partners in profits, losses and Low Income Housing Credits commencing with entry of The Partnership as a limited partner.

(5) Reflects the respective percentage interests of The Partnership and the Local General Partners in any net cash proceeds from sale or refinancing of the Apartment Complexes, after payment of the mortgage loan and other Local Limited Partnership obligations, in the order set forth: Chadron: The Partnership's capital contribution, and the Local General Partners' sales preparation fee. Colonial-Auburn: The Partnership's capital contribution, and the Local General Partners' sales preparation fee. Eagleville: The Partnership's capital contribution, and the Local General Partners' sales preparation fee. Maharlika:
The Partnership's capital contribution, and the capital contribution of the Local General Partners. Pawnee: The Partnership's capital contribution, and the Local General Partners' sales preparation fee. Rancheria: The Local General Partners' sales preparation fee, The Partnership's capital contribution, and the capital contribution of the Local General Partners. Sycamore: The Partnership's capital contribution, and the Local General Partners' sales preparation fee.
Woodlake: The Partnership's capital contribution, and the Local General Partners' sales preparation fee. Wills Point: : An amount equal to the financial interest of the Local General Partner, as determined in accordance with RECDS regulations, The Partnership's capital contribution (less previous distributions); an amount equal to any operating deficit loan to the Local General Partner; and the Local General Partner's sales preparation fee. As used above, the term "sales preparation fee" means a fee in the amount of 3% (6% for Rancheria) of sale or refinancing proceeds.

Item 2.  Properties


Through its investment in Local Limited Partnerships the Partnership holds interests in Apartment Complexes. See Item 1 for information pertaining to these Apartment Complexes.


Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.
(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement of Limited Partnership ("Partnership Agreement") are satisfied.

(b) At December 31, 1997, there were 431 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. The Limited Partners received the following federal and California Low Income Housing Credits per Unit:

                           1997     1996
                           ----     ----
 Federal                     $86     $64
California                  $91       70
                           ----      ---
                           $177     $134
                           ====     ====

ITEM 6.  SELECTED FINANCIAL DATA


                                                    Years ended December 31,                    Period from December
                                 -----------------------------------------------------------      19, 1994 to
                                                                                                  December 31
                                            1997                1996                 1995             1994
                                            ----                ----                 ----             ----



Revenues                                  $65,307          $147,254            $160,888            $  1,613

Partnership operating
expenses                                  (70,549)          (76,353)           (137,234)            (13,399)

Equity in losses from
limited partnerships                     (806,639)         (528,288)           (100,224)              2,212
                                         ---------         --------            --------               -----

Net loss                                $(811,881)        $(457,387)          $ (76,570)           $ (9,574)
                                          ========          ========            ========             =======

Net loss per weighted
 limited partner units                       $(70)            $ (39)               $ (9)               $(11)
                                               ==               ===                 ====                ===

Total assets                            $8,801,763      $11,216,917          $12,347,056          $5,198,745
                                         =========       ==========          ===========          ==========

Investments in
 limited partnerships                   $7,622,211       $8,467,424           $8,494,018         $ 3,355,553
                                         =========        =========           ==========          ==========

Payable to
 limited partnerships                     $363,634       $1,929,597           $2,785,857            $584,640
                                           =======        =========           ==========            ========

Accrued fees and expenses
due to affiliates                           $6,445          $43,755             $102,526         $ 1,700,543
                                           =======           ======             ========         ===========




The Partnership was organized on February 16, 1994 and had only minimal activity until December 19, 1994, the date the Partnership's minimum offering requirement was satisfied. The Partnership's Offering of Units commenced on September 1, 1994. Due to these factors and the nature of the Partnership's business (i.e., raising capital and acquiring Local Limited Partnership Interests over the first several years of its term), the data provided above will not be directly comparable from year to year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation


Liquidity and Capital Resources
-------------------------------

Since inception the Partnership has received $11,090,050 in cash from the sale of Units. Substantially all of the $11,090,050 has been committed to the purchase price and acquisiton fees and cost of investments in Local Limited Partnerships, reserves and expenses of the offering. Although not presently the case, the Partnership previously had identified its investments in advance of receipt of sufficient cash capital to fund the investments. As of December 31, 1997, the Partnership had made capital contribution to Limited Partnerships in the amount of approximately $8,032,300 and had further obligations of approximately $363,600.

As of December 31, 1997, the Partnership was indebted to Associates in the amount of approximately $6,400. The component of such indebtedness were as follows: advances to pay front-end fees of approximately $1,100 and assets management fees of approximately, $5,400.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,466,900. for the period ended December 31, 1997. This decrease in cash consisted of cash used in investing activities and financing activities offset by cash provided by operations for the Partnership of approximately $(1,539,900), $(37,300) and $110,400, respectively. Cash used in investing activities consisted of capital contributions to Local Limited Partnerships and acquisitions fees paid to Associates of approximately 1,555,200 and 3,600, respectively. Cash flows from investing activities consisted of distributions from Local Limited Partnerships and changes in other assets of approximately $6,000 and $12,900, respectively. Cash flows used in financing activities consisted of payments to affiliates of the general partner. Cash provided by operating activities consisted of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a
net decrease in cash and cash equivalents of approximately $1,212,500. for the period ended December 31, 1996. This decrease in cash consisted of cash used in investing activities offset by cash provided by financing and operating activities of the Partnership of approximately ($1,369,900), $61,700 and $95,600 respectively. Cash used in investing activities consisted of capital contributions to Local Limited Partnerships and acquisitions fees paid to Associates of approximately 1,341,200 and 41,600, respectively. Cash flows from investing activities consisted of changes in other assets of approximately $12,900. Cash provided by financing activities consists of collection of notes receivable from the Limited Partners and refund of offering costs offset by payments to affiliates or the General Partner of approximately $172,500, $69,800 and $(180,600). Cash provided by operating activities consisted of primarily of interest income. Cash used in operating activities consisted primarily of payments for operating fees and expenses. The major components of all these activities are discussed in greater detail below.

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

The Partnership's investments will not be readily marketable and may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the Apartment Complexes, the Local Limited Partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled by the General Partner. Nevertheless, the General Partner anticipates that capital raised from the sale of the Limited Partnership Interests will be sufficient to fund the Partnership's investment commitments and proposed operations.

Subsequent to the close of its public offering the Partnership established working capital reserves of at least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnership including payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnership. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnership' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Limited Partnership for such purposes or to replenish or increase working capital reserves.

Under the Partnership Agreement, the Partnership does not have the ability to assess their respective partners for additional capital contributions to provide capital if needed by the Partnership or their Local Limited Partnership. Accordingly, if circumstances arise that cause the Local Limited Partnerships to require capital in addition to that contributed by the respective Partnership and any equity of the Local General Partners, the only sources from which such capital needs will be able to be satisfied (other than the limited reserves available at the Partnership level) will be (i) third-party debt financing (which may not be available because the Apartment Complexes owned by the Local Limited Partnerships are already substantially leveraged), (ii) additional equity contributions or advances of the Local General Partners, (iii) other equity sources (which could adversely affect the Partnership's interest in Low Income Housing Credits, cash flow and/or proceeds of sale or refinancing of the Apartment Complexes and result in adverse tax consequences to the Limited Partners), or (iv) the sale or disposition of the Apartment Complexes (which could have the same adverse effects as discussed in (iii) above). There can be no assurance that funds from any of such sources would be readily available in sufficient amounts to fund the capital requirement of the Local Limited Partnerships in question. If such funds are not available, the Local Limited Partnerships would risk foreclosure on their Apartment Complexes if they were unable to renegotiate the terms of their first mortgages and any other debt secured by the Apartment Complexes to the extent the capital requirements of the Local Limited Partnerships relate to such debt.

The Partnership' capital needs and resources are expected to undergo major changes during the first several years of operations as a result of the completion of their respective offerings of Units and acquisition of investments. Thereafter, the Partnership' capital needs and resources are expected to be relatively stable over the holding periods of the investments.


Results of Operations
---------------------

As discussed in Item 1 above, as of December 31, 1997, the Partnership had acquired interests in nine Local Limited Partnership Interests. Each of the Apartment Complexes owned by such Local Limited Partnerships has received a reservation or an allocation for Low Income Low Income Housing Credits.

Consistent with The Partnership's investment objectives, each Local Limited Partnership is generating or is expected to generate Low Income Housing Credits for a period of approximately ten years, commencing with completion of construction or rehabilitation of its Apartment Complex and is generating or is expected to generate losses until sale of the Apartment Complex.

As reflected on its Statements of Operations, the Partnership had losses of approximately $811,900 and $457,400 for the years ended December 31, 1997 and 1996, respectively. The component items of revenue and expense are discussed below.

Revenue. Revenues consisted entirely of interest earned on Limited Partner Promissory Notes and cash deposits held in financial institutions (i) as reserves, or (ii) pending investment in Local Limited Partnerships. Interest revenue in future years will be a function of prevailing interest rates and the amount of cash balances. It is anticipated that The Partnership will maintain cash reserves in an amount not materially in excess of the minimum amount required by its Partnership Agreement, which is 3% of investor capital.

Expenses. The most significant component of operating expenses is expected to be the Asset Management Fee. The Asset Management Fee is equal to the greater of $2,000 for each Apartment Complex or 0.275 % of investor capital, and will be increased based on changes in the Consumer Price Index. The Asset Management Fee of approximately $31,625 was incurred in the years ended December 31, 1997 and 1996. The Partnership paid the General Partner or its affiliates $60,000 and $45,000 of those fees in 1997 and 1996, respectively.

Amortization expense consists of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests.

Office expense consists of The Partnership's administrative expenses, such as accounting and legal fees, bank charges and investor reporting expenses.

Equity in Income from Local Limited Partnerships. The Partnership's equity in income from Local Limited Partnerships is equal to approximately 99% of the aggregate net income of the Local Limited Partnerships incurred after admission of The Partnership as a limited partner thereof.

After rent-up, the Local Limited Partnerships are expected to generate losses during each year of operations; this is so because, although rental income is expected to exceed cash operating expenses, depreciation and amortization deductions claimed by the Local Limited Partnerships are expected to exceed net rental income.

Item 8.  Financial Statements and Supplementary Data
              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the accompanying balance sheets of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits IV, L.P., Series 4 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 87% and 75% of the total assets of WNC California Housing Tax Credits IV, L.P., Series 4 at December 31, 1997 and 1996, respectively. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                             /s/CORBIN & WERTZ
                                                             -----------------
                                                                CORBIN & WERTZ

Irvine, California
April 10, 1998

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1997 and 1996



                                                                               1997                    1996
                                                                         -----------------       ------------------

ASSETS
Cash and cash equivalents                                               $      1,147,906        $       2,614,756
Receivables from affiliates (Note 3)                                              31,646                  121,825
Investments in limited partnerships (Note 2)                                   7,622,211                8,467,424
Other assets                                                                           -                   12,912
                                                                         ---------------         ----------------

                                                                        $      8,801,763        $      11,216,917
                                                                         ===============         ================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Payable to limited partnerships (Note 4)                             $        363,634        $       1,929,597
   Accrued fees and advances due to General
    Partner and affiliate (Note 3)                                                 6,445                   43,755
                                                                         ---------------         ----------------

         Total liabilities                                                       370,079                1,973,352
                                                                         ---------------         ----------------

Partners' equity (deficit) (Note 6):
   General partner                                                               (16,856)                  (8,737)
   Limited partner (25,000 units authorized, 11,500 units
    issued and outstanding at December 31, 1997 and 1996)                      8,448,540                9,252,302
                                                                         ---------------         ----------------

         Total partners' equity                                                8,431,684                9,243,565
                                                                         ---------------         ----------------

                                                                        $      8,801,763        $      11,216,917
                                                                         ===============         ================



                 See notes to accompanying financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1997, 1996 and 1995



                                                            1997                 1996                  1995
                                                      -----------------    ------------------    ------------------

Interest income                                     $          65,307     $        147,254      $         160,888
                                                     ----------------      ---------------       ----------------

Operating expenses:
   Amortization                                                25,419               24,865                 16,056
   Partnership management fees (Note 3)                        31,625               31,625                 31,625
   Interest expense (Note 3)                                        -                    -                 79,853
   Office                                                      13,505               19,863                  9,700
                                                     ----------------      ---------------       ----------------

         Total operating expenses                              70,549               76,353                137,234
                                                     ----------------      ---------------       ----------------

(Loss) income from operations                                  (5,242)              70,901                 23,654

Equity in losses from limited partnerships
 (Note 2)                                                    (806,639)            (528,288)              (100,224)
                                                     ----------------      ---------------       ----------------

Net loss                                            $        (811,881)    $       (457,387)      $        (76,570)
                                                     ================      ===============        ===============

Net loss allocable to:
   General partner                                  $          (8,119)    $         (4,574)      $           (766)
                                                     ================      ===============        ===============
   Limited partners                                 $        (803,762)    $       (452,813)      $        (75,804)
                                                     ================      ===============        ===============

Net loss per weighted limited partner units         $         (69.89)     $         (39.38)      $         (8.68)
                                                     ===============       ===============        ==============

Outstanding weighted limited partner
 units                                                         11,500               11,500                  8,735
                                                     ================      ===============        ===============


                 See notes to accompanying financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1997, 1996 and 1995



                                                      General Partner      Limited Partners
                                                                                                       Total
                                                      -----------------    ------------------    ------------------

Equity (deficit), January 1, 1995                   $          (3,015)    $      1,703,189       $      1,700,174


Capital contributions, net of discounts                             -            8,942,050              8,942,050

Collection of notes receivable (Note 6)                             -              145,500                145,500

Capital issued for notes receivable (Note 6)                        -             (172,500)              (172,500)

Offering expenses                                              (1,080)          (1,078,901)            (1,079,981)

Net loss                                                         (766)             (75,804)               (76,570)
                                                     -----------------     ----------------       ----------------

Equity (deficit), December 31, 1995                            (4,861)           9,463,534              9,458,673

Collection of notes receivable (Note 6)                             -              172,500                172,500

Offering expenses (Note 3)                                        698               69,081                 69,779

Net loss                                                        (4,574)           (452,813)              (457,387)
                                                     -----------------     ----------------       ----------------

Equity (deficit), December 31, 1996                            (8,737)           9,252,302              9,243,565

Net loss                                                       (8,119)            (803,762)              (811,881)
                                                     -----------------     ----------------       ----------------

Equity (deficit), December 31, 1997                 $         (16,856)    $      8,448,540       $      8,431,684
                                                     ================      ===============        ===============



                 See notes to accompanying financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1997, 1996 and 1995




                                                            1997                 1996                  1995
                                                      -----------------    ------------------    ------------------

Cash flows from operating activities:
   Net loss                                         $        (811,881)    $       (457,387)      $        (76,570)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
       Amortization                                            25,419               24,865                 16,056
       Equity in losses of limited partnerships               806,639              528,288                100,224
       Change in receivables from affiliates                   90,179                    -                      -
       Change in accrued interest payable                           -                    -                (13,388)
                                                     ----------------      ---------------        ---------------

   Net cash provided operating activities                     110,356               95,766                 26,322
                                                     ----------------      ---------------        ---------------

Cash flows from investing activities:
   Investments in limited partnerships                     (1,555,241)          (1,341,247)            (2,501,693)
   Distributions                                                6,000                    -                      -
   Acquisition fees                                            (3,567)             (41,572)              (551,835)
   Loans receivable                                                 -                    -              1,098,608
   Other assets                                                12,912               12,912                (24,211)
                                                     ----------------      ---------------        ---------------

   Net cash used in investing activities                   (1,539,896)          (1,369,907)            (1,979,131)
                                                     ----------------      ---------------        ---------------

Cash flows from financing activities:
   Payments to affiliates or general partner, net             (37,310)            (180,596)            (1,598,017)
   Capital contributed                                              -                    -              9,173,250
   Offering costs                                                   -               69,779             (1,079,981)
   Repayments from loan payable                                     -                    -             (1,200,000)
   Collection on notes receivable                                   -              172,500                      -
                                                     ----------------      ---------------        ---------------

   Net cash (used in) provided by financing
    activities                                                (37,310)              61,683              5,295,252
                                                     ----------------      ---------------        ---------------

Net change in cash                                         (1,466,850)          (1,212,458)             3,342,443

Cash and cash equivalents, beginning of year                2,614,756            3,827,214                484,771
                                                     ----------------      ---------------        ---------------

Cash and cash equivalents, end of year              $       1,147,906     $      2,614,756       $      3,827,214
                                                     ================      ===============        ===============

Continued
                 See notes to accompanying financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995




                                                            1997                 1996                  1995
                                                      -----------------    ------------------    ------------------

SUPPLEMENTAL DISCLOSURE OF
 NONCASH FINANCING AND INVESTING
 ACTIVITY:

The Partnership has incurred but not paid -
   Capital contributions in connection with
    with investments in limited partnerships        $               -     $        382,865       $      2,201,217
                                                     ================      ===============        ===============

The Partnership has not received -
   Subscriptions in connection with capital
    contributions                                   $               -     $              -       $        172,500
                                                     ================      ===============        ===============


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
   Interest paid                                    $               -     $              -       $         93,241
                                                     ================      ===============        ===============
   Taxes paid                                       $             800     $            800       $            800
                                                     ================      ===============        ===============


                See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1997, 1996 and 1995




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------

WNC California Housing Tax Credits IV, L.P., Series 4 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 16, 1994, and commenced operations on December 19, 1994. The Partnership was formed to invest primarily in other limited partnerships which will own and operate multi-family housing complexes that will qualify for low income housing credits.

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

The Partnership's investments in limited partnerships are subject to the risks incident to the management and ownership of multifamily residential real estate, and include the risks that neither the Partnership's investments nor the apartment complexes owned by the limited partnerships will be readily marketable. Additionally there can be no assurance that the Partnership will be able to dispose of its interests in the limited partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the apartment complexes and the Partnership. The apartment complexes could be subject to loss through foreclosure. In addition, each limited partnership is subject to risks relating to environmental hazards which might be uninsurable. Because the Partnership's ability to control its operations will depend on these and other factors beyond the control of the General Partner and the general partners of the limited partnerships, there can be no assurance that Partnership operations will be profitable or that the anticipated housing tax credits will be available to limited partners.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Method of Accounting For Investment in Limited Partnerships
-----------------------------------------------------------

The Partnership accounts for its investment in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the limited partnerships' results of operations and for any distributions received. Costs incurred by the Partnership in acquiring the investment in limited partnerships are capitalized as part of the investment and amortized over 30 years (see Note 3).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Cash and Cash Equivalents
-------------------------

The Partnership considers all investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at December 31, 1997. The Partnership had $1,835,700 of cash equivalents at December 31, 1996.

Concentration of Credit Risk
----------------------------

As of December 31, 1997, the Partnership maintained cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. As of December 31, 1997, the Partnership had incurred offering and selling expenses of $757,234 and $554,470, respectively (see Note 3). No organizational expenses have been incurred to date.

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

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Net Loss Per Limited Partner Units
----------------------------------

Net loss per limited partner unit is computed by dividing the limited partners' share of net loss by the weighted number of limited partner units outstanding during the period.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

At December 31, 1997, the Partnership had acquired limited partnership interests in nine limited partnerships which own and operate apartment complexes consisting of 298 apartment units. The accounting policies of the limited partnerships are consistent with the Partnership. The Partnership, as a limited partner, is generally entitled to 99% of the operating profits and losses of the limited partnership.

The Partnership's investment in the limited partnership as shown in the accompanying balance sheet as of December 31, 1997 and 1996, is approximately $1,061,000 and $2,388,000, respectively, greater than the Partnership's equity as shown in the limited partnership's financial statements. This difference is due to acquisition and selection costs related to the acquisition of the investments that have been capitalized in the Partnership's investment account and will be amortized over 30 years and capital contributions accrued but not paid (Note 3).

Following is a summary of the equity method activity of the investments in limited partnerships for the years ended December 31:

                                                                               1997                    1996
                                                                         -----------------       ------------------

Investments, beginning of year                                          $      8,467,424        $       8,494,018

Total capital contributions made or accrued, net of
 tax credit adjustments                                                          (10,722)                 484,987

Capitalized acquisition costs and acquisition fees (see Note 3)                    3,567                   41,572

Distributions                                                                     (6,000)                       -

Amortization of acquisition fees and costs                                       (25,419)                 (24,865)

Equity in losses in limited partnerships                                        (806,639)                (528,288)
                                                                         ---------------         ----------------

Investments, end of year                                                $      7,622,211        $       8,467,424
                                                                         ===============         ================

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the limited partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                               1997                    1996
                                                                         -----------------       ------------------

ASSETS

Buildings and improvements, net of accumulated depreciation
  for 1997 and 1996 of $1,223,000 and $605,000,
  respectively                                                          $     14,553,000        $      15,138,000
Land                                                                             916,000                  911,000
Construction in progress                                                       1,181,000                   37,000
Other assets                                                                     616,000                  808,000
                                                                         ---------------         ----------------

         Total assets                                                   $     17,266,000        $      16,894,000
                                                                         ===============         ================

LIABILITIES

Mortgage and construction loans payable                                 $      9,164,000        $       8,286,000
Other liabilities (including payables to affiliates
  of $717,000 and $1,288,000 for 1997 and 1996,
  respectively)                                                                1,496,000                2,491,000
                                                                         ---------------         ----------------

         Total liabilities                                                    10,660,000               10,777,000
                                                                         ---------------         ----------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits IV, L.P., Series 4                          6,561,000                6,079,000
Other partners                                                                    45,000                   38,000
                                                                         ---------------         ----------------

         Total partners' capital                                               6,606,000                6,117,000
                                                                         ---------------         ----------------

                                                                        $     17,266,000        $      16,894,000
                                                                         ===============         ================

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1997               1996                1995
                                                            ---------------    ----------------    ----------------

Total revenues                                             $    1,045,000      $      842,000     $       217,000
                                                            -------------       -------------      --------------

Expenses:
   Operating expenses                                             705,000             521,000             104,000
   Interest expense                                               535,000             392,000              72,000
   Depreciation and amortization                                  619,000             463,000             142,000
                                                            -------------       -------------      --------------

         Total expenses                                         1,859,000           1,376,000             318,000
                                                            -------------       -------------      --------------

Net loss                                                   $     (814,000)     $     (534,000)    $      (101,000)
                                                            =============       =============      ==============

Net loss allocable to the Partnership                      $     (807,000)     $     (528,000)    $      (100,000)
                                                            =============       =============      ==============


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

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of December 31, 1997, receivables from affiliates consist of amounts due from an affiliate related to certain costs paid by the Partnership on behalf of such affiliate. As of December 31, 1996, receivables from affiliates consists primarily of amounts due from WNC California Housing Tax Credits IV, L.P., Series 5 related to the allocation of offering expenses incurred, as defined in the Partnership Agreement. In connection with such allocation, offering expenses were reduced by $69,779 during the year ended December 31, 1996.

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of 7% of the gross proceeds from the sale of Partnership units as compensation for services rendered in connection with the acquisition of limited partnerships. As of December 31, 1997 and 1996, acquisition fees of $654,580 have been incurred and included in limited partnership investment. Accumulated amortization amounted to $57,320 and $35,499 as of December 31, 1997 and 1996, respectively.

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1997, 1996 and 1995


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of limited partnerships. These reimbursements will not exceed 1.0% of the gross proceeds. As of December 31, 1997 and 1996, the Partnership has incurred acquisition costs of $108,622 and $107,538, respectively, which have been included in limited partnership investment. Accumulated amortization was $9,016 and $5,423 for 1997 and 1996, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each apartment complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets (defined as the Partnership's capital contributions plus its allocable percentage of the mortgage debt encumbering the apartment complexes) of the limited partnerships. Management fees of $31,625 were incurred for 1997, 1996 and 1995. Management fees of $60,000 and $45,000 were paid during 1997 and 1996, respectively. No amounts were paid during 1995.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if services are rendered in the sales effort.

Accrued fees and advances due the General Partner and affiliate are summarized as follows:

                                                                               1997                    1996
                                                                         -----------------       ------------------

Acquisition fees                                                        $              -        $          23,993

Advances made for acquisition costs, organizational,
 offering and selling expenses                                                     1,055                    1,512

Asset management fees                                                              5,390                   18,250
                                                                         ---------------         ----------------

                                                                        $          6,445        $          43,755
                                                                         ===============         ================

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

              For The Years Ended December 31, 1997, 1996 and 1995


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

NOTE 6 - SUBSCRIPTIONS AND INVESTOR NOTES RECEIVABLE
----------------------------------------------------

During 1995, limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 8% per annum, due no later than 13 months after the subscription date. Since the promissory notes had not been collected as of the date of issuance of the financial statements, their aggregate unpaid balance was reflected as a reduction of partners' equity in the accompanying financial statements. The promissory notes accepted during 1995 amounted to $172,500 and were collected during 1996; notes accepted during 1994 amounted to $145,500 and were collected during 1995.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         NONE

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.
----------------------------------------------------------


The directors of Associates are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. Substantially all of the shares of Associates are owned by Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, and John B. Lester, Jr., through the Lester Family Trust.

WILFRED N. COOPER, SR., age 67, has been the principal shareholder and a Director of WNC & ASSOCIATES, INC. since its organization in 1971, of SHELTER RESOURCE CORPORATION since its organization in 1981 and of WNC RESOURCES, INC. from its organization in 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991, serving as President of those companies until 1992 and as Chief Executive Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He is also a general partner with WNC & ASSOCIATES, INC. in WNC FINANCIAL GROUP, L.P. and WNC TAX CREDIT PARTNERS, L.P. During 1970 and 1971 he was a principal of Creative Equity Development Corporation, a predecessor of WNC & ASSOCIATES, INC., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments. Previously, he had responsibility for new business development including factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the Executive Committee of the National Association of Home Builders (NAHB) and a past Chairman of the NAHB's Rural Housing Council, a Director of the National Housing Conference, a Director of the Affordable Housing Tax Credit Coalition, a past President of the California Council of Affordable Housing (CCAH) (formerly Rural Builders Council of California), and a past President of Southern California Chapter II of the Real Estate Syndication and Securities Institute (RESSI) of the National Association of Realtors (NAR). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

JOHN B. LESTER, JR., age 64, has been a shareholder, a Director and Secretary of WNC & ASSOCIATES, INC. since 1986, Executive Vice President from 1986 to 1992, and President and Chief Operating Officer since 1992, and has been a Director of WNC CAPITAL CORPORATION since its organization. He was a shareholder, Executive Vice President, Secretary and a Director of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. From 1973 to 1986 he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries which he co-founded in 1973. Mr. Lester is a former Director of the Los Angeles Chapter of the Associated General Contractors of California. His responsibilities at WNC & ASSOCIATES, INC. include property acquisitions and company operations. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

DAVID N. SHAFER, age 45, has been a Director of WNC & ASSOCIATES, INC. since 1997, a Senior Vice President since 1992, and General Counsel since 1990, and served as Asset Management Director from 1990 to 1992, and has been a Director and Secretary of WNC Management, Inc. since its organization. Previously he was employed as an associate attorney by the law firms of Morinello, Barone, Holden & Nardulli from 1987 until 1990, Frye, Brandt & Lyster from 1986 to 1987 and Simon and Sheridan from 1984 to 1986. Mr. Shafer is a Director and President of CCAH, a member of NAHB's Rural Housing Council, a past President of Southern California Chapter II of RESSI, a past Director of the Council of Affordable and Rural Housing and Development and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

WILFRED N. COOPER, JR., age 35, has been employed by WNC & ASSOCIATES, INC. since 1988 and has been a Director since 1997 Executive Vice President since 1998, and a Senior Vice President since 1992. Mr. Cooper heads the Acquisition Originations department at WNC, has been President of, and a registered principal with, WNC CAPITAL CORPORATION, a member firm of the NASD, since its organization, and has been a Director of WNC Management Inc. since its organization. Previously, he was employed as a government affairs assistant by Honda North America from 1987 to 1988, and as a legal assistant with respect to Federal legislative and regulatory matters by the law firm of Schwartz, Woods and Miller from 1986 to 1987. Mr. Cooper is an alternate director and member of NAHB's Rural Housing Council and serves as Chairman of its Membership Committee. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

THEODORE M. PAUL, age 42, has been Vice President - Finance of WNC & ASSOCIATES, INC. since 1992 and Chief Financial Officer since 1990, and has been a Director and Chief Financial Officer of WNC Management Inc. since its organization. Previously, he was a Vice President and Chief Financial Officer of National Partnership Investments Corp., a sponsor and general partner of syndicated partnerships investing in affordable rental housing qualified for tax credits, from 1986 until 1990, and was employed as an associate by the accounting firms of Laventhol & Horwath, during 1985, and Mann & Pollack Accountants, from 1979 to 1984. Mr. Paul is a member of the California Society of Certified Public Accountants and the American Institute of Certified Public Accountants. His responsibilities at WNC & ASSOCIATES, INC. include supervision of investor partnership accounting and tax reporting matters and monitoring the financial condition of the Local Limited Partnerships in which the Partnership will invest. Mr. Paul graduated from the University of Illinois in 1978 with a Bachelor of Science degree and is a Certified Public Accountant in the State of California.

THOMAS J. RIHA, age 43, has been Vice President - Asset Management of WNC & ASSOCIATES, INC. since 1994, and has been a Director and Chief Executive Officer of WNC Management Inc. since its organization. He has more than 17 years' experience in commercial and multi-family real estate investment and management. Previously, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, from 1988 to 1994, last serving as Vice President - Operations. His responsibilities at WNC & ASSOCIATES, INC. include monitoring the operations and financial performance of, and regulatory compliance by, properties in the WNC portfolio. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant in the State of California and a member of the American Institute of Certified Public Accountants.

SY P. GARBAN, age 52, has 20 years' experience in the real estate securities and syndication industry. He has been associated with WNC & ASSOCIATES, INC., since 1989, serving as National Sales Director through 1992 and as Vice President - National Sales since 1992. Previously, he was employed as Executive Vice President by MRW, Inc., Newport Beach, California from 1980 to 1989, a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

CARL FARRINGTON, age 55, has been associated with WNC & ASSOCIATES, INC. since 1993, and has served as Director Originations since 1994. Mr. Farrington has more than 12 years' experience in finance and real estate acquisitions. Previously, he served as Acquisitions Director for The Arcand Company from 1991 to 1993, and as Treasurer and Director of Finance and Administrator for Polytron Corporation from 1988 to 1991. Mr. Farrington is a member and Director of the Council of Affordable and Rural Housing and Development. Mr. Farrington graduated from Yale University with a Bachelor of Arts degree in 1966 and from Dartmouth College with a Master of Business Administration in 1970.

DAVID TUREK, age 43, has been Director - Originations of WNC & ASSOCIATES, INC. since 1996. He has 23 years' experience in real estate finance and acquisitions. Previously, from 1995 to 1996 Mr. Turek served as a consultant for a national Low Income Housing Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Low Income Housing Credit properties, from 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for Low Income
Housing Credit development activities. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

N. PAUL BUCKLAND, age 36, has been employed by WNC & ASSOCIATES, INC. since 1994 and currently serves as Vice President - Acquisitions. He has 11 years'
experience  in  analysis  pertaining  to the  development  of  multi-family  and commercial properties. Previously, from 1986 to 1994 he served on the development team of the Bixby Ranch which constructed more than 700 apartment units and more than one million square feet of "Class A" office space in California and neighboring states, and from 1984 to 1986 he served as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

MICHELE M. TAYLOR, age 43, has been employed by WNC & ASSOCIATES, INC. since 1986, serving as a paralegal and office manager, and currently is the Investor Services Director. Previously she was self-employed between 1982 and 1985 in non-financial services activities and from 1978 to 1981 she was employed as a paralegal by a law firm which specialized in real estate limited partnership transactions. Ms. Taylor graduated from the University of California, Irvine in 1976 with a Bachelor of Arts degree.

THERESA I. CHAMPANY, age 40, has been employed by WNC & ASSOCIATES, INC. since 1989 and currently is the Marketing Services Director and a registered principal with WNC CAPITAL CORPORATION. Previously, she was employed as Manager of Marketing Services by August Financial Corporation from 1986 to 1989 and as office manager and Assistant to the Vice President of Real Estate Syndications by McCombs Securities Co., Inc. from 1979 to 1986. Ms. Champany attended Manchester (Conn.) Community College from 1976 to 1978.

KAY L. COOPER, age 61, has been an officer and Director of WNC & ASSOCIATES, INC. since 1971 and of WNC RESOURCES, INC. from 1988 through its acquisition by WNC & ASSOCIATES, INC. in 1991. Mrs. Cooper has also been the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, since 1975. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Mrs. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. The Partnership paid the General Partner or its affiliates as of December 31, 1997 $1,311,700, consisting of commissions and other fees and expenses of the Partnership's offering of Units of $554,500 and $757,200, respectively. Of the total paid to the General Partner or its affiliates, approximately $1,081,700 was paid (reallowed) to unaffiliated persons participating in the Partnership's offering or rendering other services in connection with the Partnership's offering.

(b) Acquisition fees in an amount equal to 7% of the gross proceeds of the Partnership's offering ("Gross Proceeds"). Through December 31, 1997, the aggregate amount of acquisition fees of $654,580 have been paid or accrued to the General Partner or its affiliates.

(c) The Partnership reimbursed the General Partner or its affiliates as of December 31, 1997 for acquisition expenses expended by such persons on behalf of the Partnership in the amounts $108,622.

(d) An annual asset management fee in an amount equal to 0.2% of invested assets (the sum of the Partnership's Investment in Local Limited Partnership Interests and the Partnership's allocable share of the amount of the mortgage loans on and other debts related to, the Apartment Complexes owned by such Local Limited Partnerships.). Fees of $31,625 were incurred for 1997, 1996, and 1995, respectively. The Partnership paid the General Partner or its affiliates $60,000 and $45,000 of those fees in 1997 and 1996, respectively. No amounts were paid in 1995.

(e) A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates:
(i) 14% through December 31, 2005, and (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(f) The General Partner was allocated federal and California Housing Tax Credits as follows:

                  1997              1996

Federal           $9,950            $7,476
California        10,544             8,086
                 -------           -------
                  20,494            15,562
                  ======            ======

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

No person is known to the General Partner to own beneficially in excess of 5% of the outstanding Units.

Security Ownership of Management

(a)  Security Ownership of Certain Beneficial Owners

No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)  Security Ownership of Management

 Neither the General Partner, its affiliates nor any of the officers or directors of Associates or its affiliates own directly or beneficially any limited partnership interests in the Partnership.

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

Balance sheet as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

Statement of Partners' Equity for the years ended December 31, 1997, 1996, and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

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

10.7 Amended and Restated Agreement of Limited Partnership of Woodlake Valencia House, a California Limited Partnership. (1)

10.8 Amended and Restated Agreement of Limited Partnership of Pawnee Associates I, L.P. (1)

10.9 Amended and Restated Agreement of Limited Partnership of Eagleville Associates I, L.P. (1)

Reports on Form 8-K

No reports on form 8-K were filed during the fourth quarter ended December 31, 1997

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

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:  WNC California Tax Credit Partners IV, L.P.
     General Partner of the Registrant

By:  WNC & Associates, Inc.
     General Partner of WNC California Tax Credit Partners III, L.P.



By:  /s/ John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        President of WNC & Associates, Inc.

Date: April 14, 1998



By: /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice-President Finance of WNC & Associates, Inc.

Date: April 14, 1998





         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Wilfred N. Cooper, Sr.
-----------------------------------------------------
Wilfred N. Cooper, Sr. Director and Chairman of the Board WNC & Associates, Inc.

Date: April 14, 1998


By: /s/John B. Lester, Jr.
-----------------------------------------------------
John B. Lester, Jr.        Director  WNC & Associates, Inc.

Date: April 14, 1998


By: /s/David N. Shafer
-----------------------------------------------------
David N. Shafer   Director  WNC & Associates, Inc.

Date: April 14, 1998