Form 10-Q
period 1998-03-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1998-05-28
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                      FOR THE QUARTER ENDED MARCH 31, 1998




PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         Balance Sheets, March 31, 1998 and
           December 31, 1997..................................................3

         Statement of Operations
                  For the three months ended March 31, 1998 and 1997..........4

         Statement of Partners' Equity
                  For the three months ended March 31, 1998 and 1997..........5

         Statement of Cash Flows
                  For the three months ended March 31, 1998 and 1997..........6

         Notes to Financial Statements........................................8

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................14

         Item 3. Quantitative and Qualitative Disclosures
                  Above Market Risks.........................................17


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................17

         Signatures .........................................................18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                  1998                  1997
                                                  ----                  ----
ASSETS

Cash and cash equivalents                   $   1,161,152        $    1,147,906
Receivables from affiliates                        31,646                31,646
 Investment in limited
  partnerships (Note 2)                         7,391,045             7,622,211
 Other assets                                         189                   -
                                                ---------             ---------
                                            $   8,584,032        $    8,801,763
                                                =========             =========


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnership (Note 4)     $     363,634        $      363,634
 Accrued fees and expenses due to general
    partner and affiliates (Note 3)                18,415                 6,445
                                                 --------               -------
  Total liabilities                               382,049               370,079
                                                 --------               -------

Partners' equity (deficit):
 General partner                                  (19,153)              (16,856)
 Limited partners (25,000 units
  authorized, 11,500 issued and outstanding)    8,221,136             8,448,540
                                                ---------             ---------
Total partners' equity                          8,201,983             8,431,684
                                                ---------             ---------
                                             $  8,584,032        $    8,801,763
                                                =========             =========



                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
               For the Three Months Ended March 31, 1998 and 1997


                                            1998             1997
                                            ----             ----


Interest income                        $   10,896       $   23,900
                                           ------           ------

Operating expenses:
Amortization                                6,379            6,351
Asset management fees (Note 3)              7,906            7,906
Legal and accounting                        3,350            1,000
Other
                                              714              566
                                          -------           ------

Total operating expenses                   18,349           15,823
                                          -------           ------

Income (loss) from operations              (7,453)           8,077

Equity in loss from
 limited partnerships                    (222,248)        (165,000)
                                         --------         --------

Net loss                                $(229,701)     $  (156,923)
                                        =========         ========

Net loss allocated to:
  General partner                      $   (2,297)     $    (1,569)
                                          =======         ========

  Limited partners                     $ (227,404)     $  (155,354)
                                        =========        =========

Net loss per limited
 partner units (11,500
weighted units 1998 and 1997)          $   (19.77)     $    (13.51)
                                         ========         ========

                                       UNAUDITED
                     See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                       (A California Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY
               For the Three Months Ended March 31, 1998 and 1997


For the Three Months Ended March 31, 1998

                                                   General                 Limited
                                                   Partner                 Partner                 Total
                                                   -------                 -------                 -----

Equity (deficit), December 31, 1997              $    (16,856)           $    8,448,540          $    8,431,684
Net loss for the three months ended
 March 31, 1998                                        (2,297)                 (227,404)               (229,701)
                                                     --------                 ---------               ---------
Equity (deficit), March 31, 1998                 $    (19,153)           $    8,221,136          $    8,201,983
                                                     ========                 =========              ==========





For the Three Months Ended March 31, 1997

                                                   General                 Limited
                                                   Partner                 Partner                 Total
                                                   -------                 -------                 -----

Equity (deficit), December 31, 1996              $                       $    9,252,302          $    9,243,565
                                                       (8,737)
Offering expense
                                                           (4)                     (346)                   (350)
Net loss for the three months ended

March 31, 1997                                         (1,569)                 (155,354)               (156,923)
                                                   ----------                 ---------              ----------


Equity (deficit), March 31, 1997                 $    (10,310)           $    9,096,602          $    9,086,292
                                                    ==========               ==========               =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

                  WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P. SERIES 4
                           (A California Limited Partnership)

                                STATEMENT  OF CASH  FLOWS
               For the Three Months Ended March 31, 1998 and 1997


                                                        1998              1997
                                                        ----              ----
Cash flows provided by operating activities:

  Net loss                                        $  (229,701)     $   (156,923)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
        Equity in loss of limited partnerships        222,248           165,000
        Amortization                                    6,379             6,351
        Asset management fee                            7,906             7,906
        Decrease in interest receivable                  (189)            5,652
        Accrued fees and expense due to
        general partner and affiliates                  4,064             1,605
                                                       ------             -----

Net cash provided by operating activities              10,707            29,591
                                                       -------           ------

Cash flows provided (used) by investing activities:
   Investments in limited partnerships                      -          (824,690)
   Distributions from limited partnerships              2,539
   Acquisition costs and fees                               -              (300)
                                                        -----          --------
Net cash provided (used) by investing activities        2,539          (824,990)
                                                        -----          --------


Net increase (decrease) in cash and cash
equivalents                                            13,246          (795,399)
Cash and cash equivalents, beginning of period      1,147,906         2,614,756
                                                    ---------         ---------
Cash and cash equivalent, end of period           $ 1,161,152      $  1,819,357
                                                    =========         =========

(Continued)

                                       UNAUDITED
                     See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)


                       STATEMENT OF CASH FLOWS - CONTINUED
               For the Three Months ended March 31, 1998 and 1997



Supplemental disclosure of noncash financing and investing activity:

During the three months ended March 31, 1997, the Partnership's payables to limited partnerships increased $1,612 due to various price adjuster provisions in the respective limited partnership agreements
















                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

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

General
-------
The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's financial statements for the period ended December 31, 1997 (audited).

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

Organization Costs
------------------
Organization costs are being amortized on the straight-line method over 60 months.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of March 31, 1998 the Partnership had acquired limited partnership interests in nine limited partnerships each of which owns one Apartment Complex. As of March 31, 1998, construction or rehabilitation of all nine of the Apartment Complexes had been completed.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of March 31, 1998 and December 31, 1997:

                                                         1998             1997
                                                         --------         ----

  Investment beginning of   period                   $7,622,211      $8,467,424
  Total capital contributions made and accrued,
   net of tax credit adjustments                                        (10,722)
  Distributions from limited partnerships               (2,539)          (6,000)
  Increase in capitalized acquisition fees and costs         0            3,567
  Amortization of acquisition fees and costs            (6,379)         (25,419)
  Equity in loss of limited partnerships              (222,248)        (806,639)
                                                      ---------        ---------

  Investment, end of  period                         $7,391,045      $7,622,211
                                                     ===========     ==========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information from the financial statements of the limited partnerships with operations for the three months ended March 31, 1998 and 1997 is as follows:

                                                 Three months ended March 31,
                                                 ----------------------------
                                                   1998                 1997
                                                   ----                 ----

Total revenue                                  $  259,000         $   236,000
                                                  -------             -------
Expenses:
  Operating expenses -  exclusive of
     depreciation and interest                    166,000             148,000
  Interest expense                                154,000             109,000
  Depreciation                                    163,000             146,000
                                                  -------             -------
Total expenses                                    483,000             403,000
                                                  -------             -------

Net loss                                       $ (224,000)         $ (167,000)
                                                =========           =========

Net loss allocable to Partnership              $ (222,248)          $(165,000)
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

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the three months ended March 31, 1998 and 1997.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $7,906 for each three month period ended March 31, 1998 and 1997.

         Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the three months ended March 31, 1998 the Partnership incurred no organizational, offering and selling expenses and during the three months ended March 31, 1997 the Partnership incurred organizational, offering and selling expenses of $-0-, $350 and $-0-, respectively.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at March 31, 1998 and December 31, 1997:

                                                       1998              1997
                                                       -------           ----

       Advances made for acquisition costs,
        organizational, offering and selling
        expenses                                     $       -      $    1,055
       Asset management fees                            13,296           5,390
       Other advances and expenses                       5,119               -
                                                       -------         -------
                                                     $  18,415      $    6,445
                                                       =======         =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC California Housing Tax Credits IV, L.P., Series 4 ("the Partnership") is a California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit").

As of March 31, 1998,  the  Partnership  has received  subscriptions  for 11,500
Units at $1,000 per Unit consisting of cash of $11,099,050 and discounts $400,950. The offering terminated in August, 1995 at which time the subscriptions for 11,500 units were accepted.

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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net increase in cash and cash equivalents of approximately $13,200 for the three months ended March 31, 1998. Cash of approximately $10,700 was provided by operating activities during three months ended March 31, 1998. Cash of approximately $2,500 was provided by investing activities and consisted entirely of cash distributions from limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $795,400 for the three months ended March 31, 1997. Cash of approximately $825,000 was used by investing activities, offset by approximately $29,600 provided by operating activities during three months ended March 31, 1997. Cash used by investing activities and consisted cash used for capital contributions to limited partnerships and acquisition fees and expenses of approximately $824,700 and $300, respectively. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

 As of March 31, 1998, the Partnership was indebted to WNC & Associates, Inc. for approximately $18,400. The component items of such indebtedness were as follows advances to pay operating fees and expenses of approximately $5,100 and Asset Management Fees of approximately $13,300. As of December 31, 1997, the Partnership was indebted to WNC & Associates for approximately $44,000 consisting of accrued Acquisition Fees of approximately $24,000, advances to pay front-end fees of $2,000, and Asset Management Fees of $18,000.

As of March 31, 1998 and December 31, 1997, the Partnership has received and accepted subscriptions funds in the amount of $11,099,000. As of March 31, 1998 and December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $7,998,000, and had commitments for additional capital contributions of approximately $364,000.

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

The Partnership established working capital reserve of approximately least 3% of capital contributions, an amount which is anticipated to be sufficient to satisfy general working capital and administrative expense requirements of the Partnerships excluding payment of the asset management fee as well as expenses attendant to the preparation of tax returns and reports to the Limited Partners and other investor servicing obligations of the Partnerships. Liquidity would, however, be adversely affected by unanticipated or greater than anticipated operating costs. The Partnerships' liquidity could also be affected by defaults or delays in payment of the Limited Partners' promissory notes, from which a portion of the working capital reserves is expected to be funded. To the extent that working capital reserves are insufficient to satisfy the cash requirements of the Partnerships, it is anticipated that additional funds would be sought through bank loans or other institutional financing. The General Partner may also apply any cash distributions received from the Local Partnerships for such purposes or to replenish or increase working capital reserves.

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

Results of Operations
---------------------
 As of March 31, 1998 and 1997, The Partnership had acquired nine and eight Local Limited Partnership Interests, respectively. Each of the nine Local Limited Partnerships receives or is expected to receive government assistance and each of them has received a reservation for Housing Tax Credits. As of March 31, 1998 and 1997, nine and eight, respectively, of the Apartment Complexes in the Partnership had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended March 31, 1998 and 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $230,00 and $157,000 for the three months ended March 31, 1998 and 1997 respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is and is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $7,900 was accrued for each of the three month periods ended March 31, 1998 and 1997.

Amortization expense consist of the amortization over a period of 30 years of the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests. Interest expense was incurred as described above under "Liquidity and Capital Resources." Interest expense is expected to minimal after 1997. Office expense consist of the Partnership's administrative expenses, such as legal fees, bank charges and investor reporting expenses.

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

Item 3.  Quantitative and Qualitative Disclosures Above Market Risks

NONE.

Part II.  Other Information

Item 1.  Legal Proceedings

NONE.

Item 6.  Exhibits and Reports on Form 8-K

1.  NONE.


No reports on Form 8-K were filed during the quarter ended March 31, 1998.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC.       General Partner



By:   /s/ John B. Lester, Jr.
----------------------------------------------------
John B. Lester, Jr.        President

Date: May 27, 1998

By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul  Vice President - Finance

Date: May 27, 1998