Form 10-Q
period 1998-06-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1998-08-05
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                       FOR THE QUARTER ENDED JUNE 30, 1998




PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

   Balance Sheets, June 30, 1998 and
     December 31, 1997......................................................3

   Statement of Operations
     For the three months and six months ended June 30, 1998 and 1997.......4

   Statement of Partners' Equity
     For the six months ended June 30, 1998 and 1997........................5

   Statement of Cash Flows
     For the six months ended June 30, 1998 and 1997........................6

   Notes to Financial Statements............................................8

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................14

 Item 3.  Quantitative and Qualitative Disclosures
          Above Market Risks...............................................16


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K..................................17

 Signatures ...............................................................18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                             1998                     1997
                                             ----                     ----

                                     ASSETS

Cash and cash equivalents      $        1,013,286        $       1,147,906
Receivable from affiliates                 14,271                   31,646
 Investment in limited
  partnerships - Note 2                 7,192,082                7,622,211
 Other assets                                   -                        -
                                       ----------               ----------
                               $        8,219,639        $       8,801,763
                                       ==========               ==========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnership
    - Note 4                   $          222,119        $         363,634
 Accrued fees and expenses due to
   general partner and affiliates
   - Note 3                                     -                    6,445
                                       ----------               ----------
  Total liabilities                       222,119                  370,079
                                       ----------               ----------

Partners' equity (deficit):
 General partner                          (21,198)                 (16,856)
 Limited partners (25,000 units
   authorized, 11,500 issued and
   outstanding)                         8,018,718                8,448,540
                                       ----------               ----------
Total partners' equity                  7,997,520                8,431,684
                                       ----------               ----------
                                $       8,219,639        $       8,801,763
                                       ==========               ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
           For the Three and Six Months Ended June 30, 1998 and 1997

                                        1998                     1997
                                        ----                     ----
                                 Three       Six         Three          Six
                                 Months     Months       Months        Months

Interest income           $     14,987  $   25,883  $    17,999  $     41,899
                              --------    --------     --------      --------

Operating expenses:
Amortization                     6,394      12,773        6,354        12,705
Asset management fees
 (Note 4)                        7,907      15,813        7,907        15,813
Legal and accounting             7,000      10,350        3,500         4,500
Other                            3,997       4,711        4,789         5,355
                              --------    --------     --------      --------

Total operating expenses        25,298      43,647       22,550        38,373
                              --------    --------     --------      --------

Loss from operations           (10,311)    (17,764)      (4,551)        3,526

Equity in loss from
 limited partnerships         (194,152)   (416,400)     (69,600)     (234,600)
                              --------    --------     --------      --------

Net loss                  $   (204,463) $ (434,164) $   (74,151) $   (231,074)
                              ========    ========      =======      ========

Net loss allocated to:
  General partner         $     (2,045)     (4,342)        (742)       (2,311)
                              ========    ========      =======      ========

  Limited partners        $   (202,418)   (429,822)     (73,409)     (228,763)
                              ========    ========      =======      ========

Net loss per limited
 partner units (11,500
 weighted units 1998 and
 1997)                    $     (17.60) $   (37.38) $     (6.38) $     (20.00)
                              ========    ========      =======      ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
                For the Six Months Ended June 30, 1998 and 1997


For the Six Months Ended June 30, 1998
--------------------------------------
                                         General       Limited
                                         Partner       Partner       Total
                                         -------       -------       -----

Equity (deficit), December 31, 1997    $ (16,856)  $  8,448,540  $  8,431,684


Net loss for the six months ended
  June 30, 1998                           (4,342)      (429,822)     (434,164)
                                         -------      ---------     ---------

Equity (deficit), June 30, 1998        $ (21,198)  $  8,018,718  $  7,997,520
                                         =======      =========     =========



For the Six Months Ended June 30, 1997
--------------------------------------
                                         General       Limited
                                         Partner       Partner        Total
                                         -------       -------        -----

Equity (deficit), December 31, 1996    $  (8,737)  $  9,252,302  $  9,243,565
Offering expense                              (3)          (347)         (350)

Net loss for the six months ended
  June 30, 1997                           (2,311)      (228,763)     (231,074)
                                         -------      ---------     ---------

Equity (deficit), June 30, 1997        $ (11,051)  $  9,023,192  $  9,012,141
                                       =========   ============  ============


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1998 and 1997


                                                       1998            1997
                                                       ----            ----
Cash flows provided by operating activities:

 Net loss                                      $    (434,164)  $     (231,074)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Equity in loss of limited partnerships            416,400          234,600
   Amortization                                       12,773           12,705
   Asset management fee                                    -           15,813
   Decrease in receivables                            17,375            8,077
   Increase (decrease) in accrued fees and expense
     due to general partner and affiliates            (6,445)          23,988
                                                  ----------       ----------
Net cash provided by operating activities              5,939           64,109
                                                  ----------       ----------
Cash flows used by investing activities:
   Investments in limited partnerships              (141,513)        (971,862)
   Distribution from limited partnerships              2,539                -
   Acquisition costs and fees                         (1,585)            (300)
                                                  ----------       ----------
Net cash used by investing activities               (140,559)        (972,162)
                                                  ----------       ----------


Net decrease in cash and cash equivalents           (134,620)        (908,053)
Cash and cash equivalents, beginning of period     1,147,906        2,614,756
                                                  ----------       ----------
Cash and cash equivalent, end of period        $   1,013,286   $    1,706,703
                                                  ==========       ==========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                 For the Six months ended June 30, 1998 and 1997



Supplemental disclosure of noncash financing and investing activity:
--------------------------------------------------------------------

                                         For the Six months ended June 30,
                                         ---------------------------------
                                                 1998              1997
                                                 ----              ----




During the six months ended June 30, 1998
and 1997 the Partnership's payables to limited
partnerships;  (in connection with its
investments in limited partnerships) (see
Note 2) had decreases due to various price
adjuster provisions in the respective
limited partnership agreements                  $   (2)        $  (10,721)
                                                  ====           ========











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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months ended June 30, 1998 and 1997.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of June 30, 1998 the Partnership had acquired limited partnership interests in nine limited partnerships each of which owns one Apartment Complex. As of June 30, 1998, construction or rehabilitation of eight of the Apartment
Complexes had been completed and one was undergoing construction or rehabilitation.

As of June 30, 1997 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex. As of June 30, 1997, construction or rehabilitation of six of the Apartment Complexes had been completed and two were undergoing construction or rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of June 30, 1998 and December 31, 1997:

                                                       1998           1997
                                                       ----           ----

 Investment beginning of   period               $  7,622,211    $  8,467,424
 Total capital contributions made and
   accrued with respect to limited
   partnerships                                           (2)        (10,722)
 Increase in capitalized acquisition fees
   and costs                                           1,585           3,567
 Distributions from limited partnerships              (2,539)         (6,000)
 Amortization of acquisition fees and costs          (12,773)        (25,419)
 Equity in loss of limited partnerships             (416,400)       (806,639)
                                                   ---------       ---------

 Investment, end of  period                     $  7,192,082     $ 7,622,211
                                                   =========       =========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information from the financial statements of the limited partnerships with operations for the six months ended June 30, 1998 and 1997 is as follows:

                                                  Six months ended

                                         June 30, 1998       June 30, 1997

Total revenue                            $  525,000           $  483,000
                                           --------             --------
Expenses:
  Operating expenses -  exclusive of
     depreciation and interest              339,000              273,000
  Interest expense                          282,000              161,000
  Depreciation                              325,000              286,000
                                           --------             --------
Total expenses                              946,000              720,000
                                           --------             --------

Net loss                                 $ (421,000)          $ (237,000)
                                           ========             ========

Net loss allocable to Partnership        $ (416,400)          $ (234,600)
                                           ========             ========


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of June 30, 1998 and December 31, 1997, receivable from affiliates consist of amounts due from an affiliate related to certain costs paid by the Partnership on behalf of such affiliate.

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the six months ended June 30, 1998 and 1997.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $15,813 for each six month period ended June 30, 1998 and 1997.

     Reimbursement for organizational, offering and selling expenses advanced by an affiliate of the General Partner on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses inclusive of sales commissions will not exceed 15% of the gross proceeds. During the six months ended June 30, 1997 the Partnership incurred organizational, offering and selling expenses of $-0-, $7,009 and $-0-, respectively. No organizational, offering or selling expenses were incurred in 1998.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a return on investment (as defined in the Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.


Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1998 and December 31, 1997:

                                                      1998           1997
                                                      ----           ----

  Advances made for acquisition costs,
   organizational, offering and selling
   expenses                                       $       -       $  1,055
  Asset management fees accrued                           -          5,390
                                                     ------          -----
                                                  $       -       $  6,445
                                                     ======          =====

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC California Housing Tax Credits IV, L.P., Series 4 is a California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). WNC California Housing Tax Credits IV, L.P., Series 4 ("the Partnership")

As of June 30, 1998, the Partnership has received subscriptions for 11,500 Units at $1,000 per Unit consisting of cash of $11,099,050 and discounts $400,950. The offering terminated in August, 1995 at which time the subscriptions for 11,500 units were accepted.

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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $134,600 for the six months ended June 30, 1998. Cash of approximately $5,900 was provided by operating activities during the six months ended June 30, 1998. Cash of approximately $141,000 used by investing activities and consisted primarily of capital contributions to limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $908,000 for the six months ended June 30, 1997. Cash of approximately $64,000 was provided by operating activities and cash of approximately $972,000 was used by investing activities, during six months ended June 30, 1997. Cash used by investing activities consisted of capital contributions to limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.


As of June 30, 1998 and December 31, 1997, receivables from affiliates of approximately $14,300 consist of amounts due from an affiliate related to certain costs paid by the Partnership on behalf of such affiliate.

As of June 30, 1998 and December 31, 1997, the Partnership has received and accepted subscriptions funds in the amount of $11,099,000. As of June 30, 1998 and December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $8,140,000, and 7,998,000, respectively, and had commitments for additional capital contributions of approximately $222,000 and $364,000, respectively.

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

Results of Operations
---------------------

As of June 30, 1998, the Partnership had acquired nine Local Limited Partnerships Each has received government assistance and each of them has received a reservation for Housing Tax Credits. As of June 30, 1998 and 1997, nine and eight, respectively, of the Apartment Complexes in the Partnership had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended June 30, 1998 and 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $434,000 and $231,000 for the six months ended June 30, 1998 and 1997 respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is and is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $15,800 was accrued for each of the six month periods ended June 30, 1998 and 1997.

Amortization expense consist of the amortization over a period of 30 years for the Acquisition Fee and other expenses attributable to the acquisition of Local Limited Partnership Interests. Office expense consist of the Partnership's administrative expenses, such as legal fees, bank charges and investor reporting expenses.

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

1.  NONE.


         No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

Date: August 4, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul           Vice President - Finance

Date: August 4, 1998