Form 10-Q
period 1998-09-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1998-11-12
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

    Balance Sheets, September 30, 1998 and
      December 31, 1997.....................................................3

    Statement of Operations for the three months and nine months ended September 30, 1998 and 1997.....................................4

    Statement of Partners' Equity
      For the nine months ended September 30, 1998 and 1997.................5

    Statement of Cash Flows
      For the nine months ended September 30, 1998 and 1997.................6

    Notes to Financial Statements...........................................8

 Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................14

         Item 3.  Quantitative and Qualitative Disclosures
                  Above Market Risks.......................................16


PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K..................................17

 Signatures ...............................................................18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                          1998                     1997
                                          ----                     ----

                                     ASSETS

Cash and cash equivalents          $      897,077          $     1,147,906
Receivable from affiliates                  2,253                   31,646
 Investment in limited
  partnerships - Note 2                 6,977,388                7,622,211
 Other assets                                   -                        -
                                       ----------               ----------
                                   $    7,876,718          $     8,801,763
                                       ==========               ==========


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Payable to limited partnership
    - Note 4                       $       91,746          $       363,634
 Accrued fees and expenses due to
   general partner and affiliates
    - Note 3                                    -                    6,445
                                       ----------               ----------

  Total liabilities                        91,746                  370,079
                                       ----------               ----------

Partners' equity (deficit):
 General partner                          (23,323)                 (16,856)
 Limited partners (25,000 units
   authorized, 11,500 issued
   and outstanding)                     7,808,295                8,448,540
                                       ----------               ----------
Total partners' equity                  7,784,972                8,431,684
                                       ----------               ----------
                                   $    7,876,718          $     8,801,763
                                       ==========               ==========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS
        For the Three and Nine months Ended September 30, 1998 and 1997

                                        1998                    1997
                                        ----                    ----
                                 Three       Nine        Three         Nine
                                Months       Months      Months        Months

Interest income             $   10,841 $    36,724   $   13,315  $      55,214
                              --------    --------     --------       --------


Operating expenses:
Amortization                     6,394      19,167        6,354         19,059
Asset management fees
  - Note 4                       7,906      23,719        7,906         23,719
Legal and accounting                 -      10,350          500          5,000
Other                              789       5,500        1,422          6,777
                              --------    --------     --------       --------

Total operating expenses        15,089      58,736       16,182         54,555
                              --------    --------     --------       --------


Loss from operations            (4,248)    (22,012)      (2,867)           659

Equity in loss from
 limited partnerships         (208,300)   (624,700)    (102,400)      (337,000)
                              --------    --------     --------       --------
Net loss                  $   (212,548) $ (646,712) $  (105,267) $    (336,341)
                              ========    ========     ========       ========

Net loss allocated to:
  General partner         $     (2,125)     (6,467)      (1,053)        (3,363)
                              ========    ========     ========       ========
  Limited partners        $   (210,423)   (640,245)    (104,214)      (332,978)
                              ========    ========     ========       ========
Net loss per limited
 partner units (11,500
weighted units 1998 and
  1997)                   $     (18.30) $   (55.67) $     (9.06) $      (28.95)
                              ========    ========     ========       ========


                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY
              For the Six Months Ended September 30, 1998 and 1997


For the Nine months Ended September 30, 1998
--------------------------------------------

                                         General        Limited
                                         Partner        Partner        Total
                                         -------        -------        -----

Equity (deficit), December 31, 1997     $  (16,856)  $  8,448,540 $  8,431,684


Net loss for the nine months ended
  September 30, 1998                        (6,467)      (640,245)    (646,712)
                                         ---------      ---------    ---------

Equity (deficit), September 30, 1998    $  (23,323)  $   7,808,295 $ 7,784,972
                                         =========       =========   =========



For the Nine months Ended September 30, 1997
--------------------------------------------

                                         General         Limited
                                         Partner         Partner        Total
                                         -------         -------        -----

Equity (deficit), December 31, 1996     $   (8,737)   $  9,252,302 $ 9,243,565

Offering expense                                (3)           (347)       (350)

Net loss for the nine months ended
  September 30, 1997                        (3,363)       (332,978)   (336,341)
                                         ---------      ---------    ---------

Equity (deficit), September 30, 1997     $ (12,103)    $ 8,918,977 $ 8,906,874
                                         =========       =========   =========




                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1998 and 1997


                                                     1998               1997
                                                     ----               ----
Cash flows provided by operating activities:
Net loss                                      $    (646,712)    $    (336,341)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Equity in loss of limited partnerships             624,700           337,000
 Amortization                                        19,167            19,059
 Asset management fee                                (5,390)          (36,281)
 Decrease in receivables                             29,109            39,067
 Accrued fees and expense due
  to general partner and affiliates                    (771)           22,760
                                                  ---------         ---------

Net cash provided by operating activities            20,103            45,264
                                                  ---------         ---------

Cash flows used by investing activities:
 Investments in limited partnerships               (271,886)       (1,102,834)
 Distribution from limited partnerships               2,539
 Acquisition costs and fees                          (1,585)                -
                                                  ---------         ---------
Net cash used by investing activities              (270,932)       (1,102,834)
                                                  ---------         ---------

Net decrease in cash and cash equivalents          (250,829)       (1,057,570)
Cash and cash equivalents, beginning of
   period                                         1,147,906         2,614,756
                                                  ---------         ---------
Cash and cash equivalent, end of period        $    897,077    $    1,557,186
                                                  =========         =========

                                    UNAUDITED
                 See Accompanying Notes to Financial Statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)


                       STATEMENT OF CASH FLOWS - CONTINUED
              For the Nine months ended September 30, 1998 and 1997



Supplemental disclosure of noncash financing and investing activity:

During the nine months ended September 30, 1998 and 1997, the Partnership's payables to limited partnerships; (in connection with its investments in limited partnerships) (see Note 2) had decreases due to various price adjuster provisions in the respective limited partnership agreements



                         For the Nine months Ended          September  30,
                               1998                              1997


                                 $(2)                            $(10,721)
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

In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations and changes in cash flows for the nine months ended September 30, 1998 and 1997.

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

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS
-------------------------------------------

As of September 30, 1998 the Partnership had acquired limited partnership interests in nine limited partnerships each of which owns one Apartment Complex. As of September 30, 1998, construction or rehabilitation of all nine of the Apartment Complexes had been completed. As of September 30, 1997 the Partnership had acquired limited partnership interests in eight limited partnerships each of which owns one Apartment Complex.

As of September 30, 1997, construction or rehabilitation of six of the Apartment
Complexes  had  been  completed  and  two  were   undergoing   construction   or
rehabilitation.

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of September 30, 1998 and December 31, 1997:

                                                      1998                1997
                                                      ----                ----

 Investment beginning of period                 $ 7,622,211        $ 8,467,424
 Total capital contributions made and accrued
  with respect to limited partnerships                   (2)           (10,722)
 Increase in capitalized acquisition fees
  and costs                                           1,585              3,567
 Distributions from limited partnerships             (2,539)            (6,000)
 Amortization of acquisition fees and costs         (19,167)           (25,419)
 Equity in loss of limited partnerships            (624,700)          (806,639)
                                                   ---------         ---------

 Investment, end of  period                     $ 6,977,388        $ 7,622,211
                                                  =========          =========

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS (CONTINUED)
-------------------------------------------------------

Selected financial information from the financial statements of the limited partnerships with operations for the nine months ended September 30, 1998 and 1997 is as follows:

                                          Nine months ended September 30

                                              1998                1997
                                              ----                ----

Total revenue                          $      787,000       $      730,000
                                          -----------          -----------
Expenses:
  Operating expense-exclusive of
     depreciation and interest                509,000              414,000
  Interest expense                            422,000              269,000
  Depreciation                                487,000              387,000
                                          -----------          -----------
Total expenses                              1,418,000            1,070,000
                                          -----------          -----------

Net loss                               $     (631,000)      $     (340,000)
                                          ===========          ===========

Net loss allocable to Partnership     $      (624,700)      $     (337,000)
                                          ===========          ===========


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of September 30, 1998 and December 31, 1997, receivable from affiliates consist of amounts due from an affiliate related to certain costs paid by the Partnership on behalf of such affiliate.

Under the terms of its Agreement of Limited Partnership, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership units. No acquisition fees were incurred for the nine months ended September 30, 1998 and 1997.

                  WNC CALIFORNIA TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)
-----------------------------------------------

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Apartment Complex, or (ii) 0.275% of Gross Proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2 % of the invested assets (defined as the Partnership's capital contributions to the limited partnerships plus its allocable percentage of the permanent financing) of the limited partnerships which are subsidized under one or more Federal, state or local government programs. The Partnership has incurred fees of $23,719 for each nine month period ended September 30, 1998 and 1997.

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


Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at September 30, 1998 and December 31, 1997:

                                                       1998             1997
                                                      ----              ----

  Advances made for acquisition costs,
   organizational, offering and selling
   expenses                                         $    -           $  1,055

  Asset management fees accrued                          -              5,390
                                                     -----              -----
                                                    $    -           $  6,445
                                                    ======             ======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

WNC California Housing Tax Credits IV, L.P., Series 4 is a California Limited Partnerships formed under the laws of the State of California on May 4, 1993 to acquire limited partnership interests in limited partnerships ("Limited Partnerships") which own multifamily apartment complexes that are eligible for low-income housing federal income tax credits (the "Housing Tax Credit"). WNC California Housing Tax Credits IV, L.P., Series 4 ("the Partnership")

As of September 30, 1998, the Partnership has received subscriptions for 11,500 Units at $1,000 per Unit consisting of cash of $11,099,050 and discounts $400,950. The offering terminated in August, 1995 at which time the subscriptions for 11,500 units were accepted.

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

Liquidity and Capital Resources
-------------------------------

Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $250,800 for the nine months ended September 30, 1998. Cash of approximately $20,100 was provided by operating activities during the nine months ended September 30, 1998. Cash of approximately $270,900 used by investing activities and consisted primarily of capital contributions to limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

 Overall, as reflected in its Statement of Cash Flows, the Partnership had a net decrease in cash and cash equivalents of approximately $1,057,500 for the nine months ended September 30, 1997. Cash of approximately $45,300 was provided by operating activities and cash of approximately $1,102,800 was used by investing activities during nine months ended September 30, 1997. Cash used by investing activities consisted of capital contributions to limited partnerships. Cash provided by operating activities consisted primarily of interest received on cash deposits and investors notes receivable, and cash used consisted primarily of payments operating fees and expenses. The major components of all these activities are discussed in greater detail below.

 As of September 30, 1998 and December 31, 1997, receivables from affiliates of approximately $2,250 and $31,650, respectively, consist of amounts due from an affiliate related to cost paid by the Partnership on behalf of such affiliate.

As of September 30, 1998 and December 31, 1997, the Partnership has received and accepted subscriptions funds in the amount of $11,099,000. As of September 30, 1998 and December 31, 1997, the Partnership had made capital contributions to Local Limited Partnerships in the amount of approximately $8,270,000, and $7,998,000, respectively, and had commitments for additional capital contributions of approximately $222,000 and $364,000, respectively.

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

Results of Operations
---------------------

As of September 30, 1998, the Partnership had acquired nine Local Limited Partnerships. Each has received government assistance and each of them has received a reservation for Housing Tax Credits. As of September 30, 1998 and 1997, nine and eight, respectively, of the Apartment Complexes in the Partnership had commenced operations. Accordingly, the "Equity in losses from limited partnerships" for the period ended September 30, 1998 and 1997 reflected in the Statement of Operations of the Partnership is not indicative of the amounts to be reported in future years.

As reflected on its Statements of Operations, The Partnership had a loss of approximately $646,700 and $336,300 for the nine months ended September 30, 1998 and 1997 respectively. The component items of revenue and expense are discussed below.

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

Expenses. The most significant component of operating expenses is and is expected to be the Asset Management Fee. The Asset Management Fees is equal to the greater of (i) $2,000 for each Apartment Complex or (ii) 0.275% of gross proceeds, and will be decreased or increased annually based on changes to the Consumer Price Index. Asset management fee of approximately $23,700 was accrued for each of the nine month periods ended September 30, 1998 and 1997.

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

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE.

Item 6.  Exhibits and Reports on Form 8-K

1.  NONE.


         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

Date: November 10, 1998



By:  /s/ Theodore M. Paul
-----------------------------------------------------
Theodore M. Paul           Vice President - Finance

Date: November 10, 1998