Form 10-K/A
period 1998-12-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1999-07-08
CIK 921052

FORM 10-K/A
                                 AMENDMENT NO. 1

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

             For the transition period from ________ to ___________

                        Commission file number: 33-76970


              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

California                                                          33-0531301
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

                      UNITS OF LIMITED PARTNERSHIP INTEREST

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                  INAPPLICABLE


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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits IV, Series 4 (the "Partnership") is a California limited partnership formed under the laws of the State of California on February 16, 1994. The Partnership was formed to acquire limited partnership interests in limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for Federal and in certain cases, California income tax credits ("Low Income Housing Credit").

The general partner of the Partnership is WNC California Tax Credits IV, L.P. (the "General Partner"). The general partner of WNC California Tax Credit Partners IV, L.P. is WNC & Associates, Inc. ("Associates"). Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of Associates. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to a registration statement filed with the Securities and Exchange Commission on July 26, 1994, the Partnership commenced a public offering of 25,000 Units of Limited Partnership Interest ("Units") at a price of $1,000 per Unit. As of the close of the public offering on August 10, 1995, a total of 11,500 Units representing approximately $11,099,000 had been sold. Holders of Units are referred to herein as "Limited Partners."

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which will own and operate a multi-family housing complex (the "Housing Complex") which will qualify for the Low Income Housing Credit. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the Low Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. The Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low income housing for 30 or more years.

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplements to the Prospectus thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of an Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of December 31, 1998, the Partnership had invested in nine Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and four of them were eligible for the California Low Income Housing Credits. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the Low Income Housing Credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are subject to mortgage indebtedness. If a Local Limited Partnership does not makes its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and Low Income Housing Credits. As a limited partner or non-managing member of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the general partners or managing members of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters, which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated Low Income Housing Credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the Low Income Housing Credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the Low Income Housing Credits. There are limits on the transferability of Units, and it is unlikely that a market for Units will develop. All Partnership management decisions are made by the General Partner.

As a limited partner or non-managing member, the Partnership's liability for obligations of each Local Limited Partnership is limited to its investment. The Local General Partners of each Local Limited Partnership retain responsibility for developing, constructing, maintaining, operating and managing the Housing Complexes.

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the nine Housing Complexes as of December 31, 1998 and for the periods indicated.


                                        ---------------------------------------------------------------------------
                                                                   As of December 31, 1998
                                        ---------------------------------------------------------------------------

                                                                       Partnership's
                                                                       Total Investment  Amount of    Estimated Low  Encumbrances of
                                                       Number   Occu-  in Local Limited  Investment   Income Housing   Local Limited
Partnership Name    Location    General Partner Name   of Units pancy  Partnerships      Paid to Date   Credits         Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Chadron Apartments  Chadron,    Douglas E. Hiner           16   94%    $  483,000  $     391,000     $    1,029,000      $  800,000
I, L.P.             Nebraska


Colonial Village    Auburn,     S.P. Thomas Company
Auburn              California  of Northern California
                                and Project Go, Inc.,
                                a California Non-profit
                                Corporation                56   98%     2,979,000      2,979,000          4,115,000       2,087,000

Eagleville          Eagleville, Kenneth M. Vitor and
Associates I, L.P.  Missouri    Joseph A.Shepard           16  100%        79,000         79,000            145,000         356,000

Maharlika, Ltd.     Stockton,   Daniels C. Logue and
                    California  Cyrus Youssefi             69   96%     1,524,000      1,524,000          1,958,000       1,565,000

Pawnee Associates   Pawnee,     Kenneth M. Vitor and
I, L.P.             Illinois    Joseph A.Shepard           20   85%       130,000        130,000            239,000         539,000

Rancheria Village   Santa       Community Housing Program,
Apartments, a       Barbara,    Inc., Richard A Bialosky,
California Limited  California  Detlev Peikert, Francis C.
Partnership                     Thompson, Peter Koelsch,
                                and Real Estate Concepts,
                                Inc.                       14  100%       950,000        950,000          1,335,000         995,000

Sycamore Hills L.P. Salem,      Larry A. Swank and Lance
                    Indiana     A. Swank                   24  100%       185,000        185,000            346,000         763,000

Wills Point         Wills       1600 Capital Company,
Crossing, L.P.      Point,      Inc.                       36   97%       234,000        234,000            395,000         984,000
                    Texas

Woodlake Valencia   Woodlake,   Philip R. Hammond, Jr.
Partners            California  and Diane M. Hammond       47   89%     1,798,000      1,798,000          2,522,000         952,000
                                                          ---  ---      ---------      ---------         ----------       ---------

                                                          298   95%  $  8,362,000  $   8,270,000     $   12,084,000    $  9,041,000
                                                          ===  ===      =========      =========         ==========       =========

                                       5

                               -------------------------------------------
                                   For the year ended December 31, 1998
                               -------------------------------------------
                                                                  Low Income
                                                                  Housing Credit
                                                                  Allocated to
Partnership Name                Rental Income          Net loss   Partnership
--------------------------------------------------------------------------------


Chadron Apartments I, L.P.       $    49,000        $   (57,000)         99%


Colonial Village Auburn              377,000           (130,000)         99%

Eagleville Associates I, L.P.         46,000            (12,000)         99%

Maharlika, Ltd.                      110,000           (253,000)         99%

Pawnee Associates I, L.P.             65,000            (22,000)         99%

Rancheria Village Apartments, a                                          99%
California Limited Partnership       106,000            (47,000)

Sycamore Hills L.P.                   85,000            (13,000)         99%

Wills Point Crossing, L.P.           103,000            (14,000)         99%

Woodlake Valencia Partners            84,000           (210,000)         99%
                                  ----------          ---------
                                 $ 1,025,000        $  (758,000)
                                  ==========          =========

Item 3.  Legal Proceedings

NONE

Item 4.  Submission of Matters to a Vote of Security Holders

NONE

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Item 5a.

(a) The Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit and none exists. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b)  At December 31, 1998, there were 429 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d)  No unregistered securities were sold by the Partnership during 1998.

Item 5b.

NOT APPLICABLE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows as of December 31:

                                   1998              1997             1996              1995             1994
                                   ----              ----             ----              ----             ----
ASSETS
Cash and cash equivalents    $   760,343      $  1,147,906    $    2,614,756     $  3,827,214      $    484,771
Receivables from affilates             -            31,646           121,825                -                 -
Subscriptions receivable               -                 -                 -                -           258,200
Loans receivable                 201,611                 -                 -                -         1,098,608
Investments in limited
    partnerships, net          6,845,203         7,622,211         8,467,424        8,494,018         3,355,553
Other assets                           -                 -            12,912           25,824             1,613
                               ---------         ---------        ----------       ----------         ---------
                             $ 7,807,157      $  8,801,763     $  11,216,917     $ 12,347,056       $ 5,198,745
                               =========         =========        ==========       ==========         =========

LIABILITIES
Loan payable                           -                 -                 -                -         1,200,000
Accrued interest payable               -                 -                 -                -            13,388
Payable to limited
    partnerships                  91,746           363,634         1,929,597        2,785,857           584,640
Accrued fees and expenses
    due to general partner
    and affiliates                62,779             6,445            43,755          102,526         1,700,543

PARTNERS' EQUITY               7,652,632         8,431,684         9,243,565        9,458,673         1,700,174
                               ---------         ---------        ----------       ----------         ---------
                             $ 7,807,157      $  8,801,763      $ 11,216,917     $ 12,347,056       $ 5,198,745
                               =========         =========        ==========       ==========         =========


Selected results of operations, cash and other information for the Partnership is as follows for the years ended December 31:

                                         1998              1997              1996             1995              1994
                                         ----              ----              ----             ----              ----
Income (loss) from operations      $  (28,938)      $    (5,242)       $    70,901       $   23,654       $  (11,786)
Equity in income (loss) from
    limited partnerships             (750,114)         (806,639)          (528,288)        (100,224)           2,212
                                    ---------         ---------          ---------        ---------          -------
Net loss                           $ (779,052)      $  (811,881)       $  (457,387)      $  (76,570)      $   (9,574)
                                    =========         =========          =========        =========          =======

Net loss allocated to:
     General Partner               $   (7,791)      $    (8,119)       $    (4,574)      $     (766)      $      (96)
                                    =========         =========          =========        =========          =======
     Limited Partners              $ (771,261)      $  (803,762)       $  (452,813)      $  (75,804)      $   (9,478)
                                    =========         =========          =========        =========          =======

Net loss per limited partner
    unit                           $   (67.07)      $    (69.89)       $    (39.38)      $    (8.68)      $   (10.84)
                                    =========         =========          =========        =========          =======
Outstanding weighted limited
    partner units                      11,500            11,500             11,500            8,735              874
                                    =========         =========          =========        =========          =======

                                         1998              1997              1996             1995              1994
                                         ----              ----              ----             ----              ----
Net cash provided by
(used in):
     Operating activities          $   84,603       $   110,356        $    95,766     $     26,322     $      1,602
     Investing activities            (472,166)       (1,539,896)        (1,369,907)      (1,979,131)      (3,717,992)
     Financing activities                   -           (37,310)            61,683        5,295,252        4,201,161
                                    ---------         ---------          ---------        ---------        ---------
Net change in cash and cash
    equivalents                      (387,563)       (1,466,850)        (1,212,458)       3,342,443          484,771
Cash and cash equivalents,
    beginning of period             1,147,906         2,614,756          3,827,214          484,771                -
                                    ---------         ---------          ---------        ---------        ---------
Cash and cash equivalents,
    end of period                  $  760,343       $ 1,147,906        $ 2,614,756     $  3,827,214      $   484,771
                                    =========         =========          =========        =========          =======

Low Income Housing Credit per limited partner unit was as follows for the year ended December 31:

                                         1998              1997              1996             1995             1994
                                         ----              ----              ----             ----             ----

Federal                            $       99         $      86         $      64      $        21        $        -
State                                      67                91                70               70                 -
                                         ----              ----              ----             ----              ----
Total                              $      166         $     177         $     134      $        91        $        -
                                         ====              ====              ====             ====              ====


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at December 31, 1998 consisted primarily of $760,000 in cash, $202,000 in loans receivable, and aggregate investments in the nine Local Limited Partnerships of $6,845,000. Liabilities at December 31, 1998 primarily consisted of $5,000 of accrued annual management fees due to the General Partner, $55,000 due to Associates for cash advanced by Associates to acquire an interest in a Local Limited Partnership and $92,000 due to limited partnerships.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. The Partnership's net loss for 1998 was $(779,000), reflecting a decrease of $33,000 from the net loss experienced in 1997. The decline in net loss is primarily due to equity in losses from limited partnerships which declined to $(750,000) in 1998 from $(807,000) in 1997. The reduction in equity losses recognized was partially offset by an increase in loss from operations of $(24,000) in 1998 to $(29,000), from $(5,000) in 1997, due to a $5,000 increase in office expense allocations and a $19,000 decrease in interest income.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. The Partnership's net loss for 1997 was $(812,000), reflecting an increase of $355,000 from the net loss experienced in 1996. The increase in net loss is primarily due to equity in losses from limited partnerships which increased to $(807,000) in 1997 from $(528,000) in 1996. Income from operations decreased to a net loss of $(5,000) in 1997 from net income of $71,000 in 1996. The decrease in net income of $76,000 was primarily due to a decrease in interest income of $82,000, partially offset by a $6,000 decrease in office expense allocations.

Cash Flows

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997. Net cash used in 1998 was $(388,000), compared to net cash used in 1997 of $(1,467,000). The change was due primarily to a decrease in cash used for investments in Local Limited Partnerships of $1,084,000 and a decrease in cash paid to the General Partner or affiliates of $37,000 partially offset by an increase in operating costs paid to third parties and a decline in distributions from Local Limited Partnerships.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996. Net cash used in 1997 was $(1,467,000), compared to $(1,212,000) in 1996. The change was due primarily to an increase in cash used for investments in Local Limited Partnerships of $176,000, a decrease in cash collections of notes receivable of $173,000 and a decrease in offering cost refund of $70,000 partially offset by a decrease in cash paid to the General Partner or affiliates of $144,000, a decrease in operating costs paid to third parties of $14,000, and an increase in distributions from Limited Partnerships of $6,000.

During 1998 accrued payables, which include related party management fees due to the General Partner, increased by $56,000, due primarily to an advance received from Associates to acquire an interest in a Local Limited Partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1998, to be sufficient to meet all currently forseeable future cash requirements.


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

Business Computer Systems

These systems include both computer hardware and software applications relating to operations such as financial reporting. The Partnership does not maintain its own systems and thus utilizes the computer systems of the General Partner. The General Partner developed a compliance plan for each of its business computer systems, with particular attention given to critical systems. The General Partner contracted with an outside vendor to evaluate, test and repair such systems. The assessment consisted of determining the compliance with Year 2000 of critical computer hardware and software. Incidences of non-compliance were found with respect to computer software applications and were corrected. The vendor found no instances of non-compliance with respect to computer hardware. The amount expended and to be expended by the General Partner is nominal.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                              FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996

                                      with

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the accompanying balance sheet of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits IV, L.P., Series 4 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 88% of the total assets of WNC California Housing Tax Credits IV, L.P., Series 4 at December 31, 1998. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                        BDO SEIDMAN, LLP

Orange County, California
April 5, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the accompanying balance sheet of WNC California Housing Tax Credits IV, L.P., Series 4 ( a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits IV, L.P., Series 4 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 87% of the total assets of WNC California Housing Tax Credits IV, L.P., Series 4 at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 CORBIN & WERTZ

Irvine, California
April 10, 1998

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                           December 31, 1998 and 1997



                                         1998                    1997
                                         ----                    ----

ASSETS

Cash and cash equivalents         $        760,343        $       1,147,906
Receivables from affiliates
 (Note 3)                                        -                   31,646
Loans receivable (Note 7)                  201,611                        -
Investments in limited
 partnerships (Notes 2 and 7)            6,845,203                7,622,211
                                   ---------------         ----------------

                                  $      7,807,157        $       8,801,763
                                   ===============         ================
LIABILITIES AND PARTNERS'
EQUITY (DEFICIT)

Liabilities:
 Payable to limited partnerships
  (Notes 4 and 7)                 $         91,746        $         363,634
 Accrued fees and expenses due
  to General  Partner and
  affiliate (Note 3)                        62,779                    6,445
                                   ---------------         ----------------
         Total liabilities                 154,525                  370,079
                                   ---------------         ----------------
Commitments and contingencies
 (Note 7)

Partners' equity (deficit)
 (Note 6):
   General partner                         (24,647)                 (16,856)
   Limited partner (25,000 units
    authorized, 11,500 units
    issued and outstanding)              7,677,279                8,448,540
                                   ---------------         ----------------

         Total partners' equity          7,652,632                8,431,684
                                   ---------------         ----------------
                                  $      7,807,157        $       8,801,763
                                   ===============         ================






                 See accompanying notes to financial statements
                                       14

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

              For The Years Ended December 31, 1998, 1997 and 1996


                                        1998              1997             1996
                                        ----              ----             ----

Interest income                 $     46,032    $       65,307    $     147,254
                                   -----------       -----------    -----------

Operating expenses:
 Amortization (Note 2)                25,561            25,419           24,865
 Asset management fees
  (Note 3)                            31,625            31,625           31,625
 Office                               17,784            13,505           19,863
                                 -----------       -----------      -----------

 Total operating expenses             74,970            70,549           76,353
                                 -----------       -----------      -----------
(Loss) income from
 operations                          (28,938)           (5,242)          70,901

Equity in losses from
 limited partnerships
 (Note 2)                           (750,114)         (806,639)        (528,288)
                                 -----------       -----------      -----------

Net loss                     $      (779,052)   $     (811,881)   $    (457,387)
                                 ===========       ===========      ===========
Net loss allocable to:
   General partner           $        (7,791)   $       (8,119)   $      (4,574)
                                 ===========       ===========      ===========
   Limited partners          $      (771,261)   $     (803,762)   $    (452,813)
                                 ===========       ===========      ===========
Net loss per limited
 partner unit                $        (67.07)   $       (69.89)   $      (39.38)
                                 ===========       ===========      ===========
Outstanding weighted
 limited partner units                11,500            11,500           11,500
                                 ===========       ===========      ===========





                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For The Years Ended December 31, 1998, 1997 and 1996

                                   General         Limited
                                   Partner         Partners             Total
                                   -------         --------             -----


Partners' equity (deficit),
 January 1, 1996              $    (4,861)   $    9,463,534    $     9,458,673

Collection of notes
 receivable (Note 6)                    -           172,500            172,500

Offering costs (Note 3)               698            69,081             69,779

Net loss                           (4,574)         (452,813)          (457,387)
                              -----------       -----------        -----------

Partners' equity (deficit),
 December 31, 1996                 (8,737)        9,252,302          9,243,565

Net loss                           (8,119)         (803,762)          (811,881)
                              -----------       -----------        -----------

Partners' equity (deficit),
 December 31, 1997                (16,856)        8,448,540          8,431,684

Net loss                           (7,791)         (771,261)          (779,052)
                              -----------       -----------        -----------

Partners' equity (deficit),
 December 31, 1998           $    (24,647)   $    7,677,279    $     7,652,632
                              ===========       ===========        ===========











                 See accompanying notes to financial statements
                                       16

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For The Years Ended December 31, 1998, 1997 and 1996


                                         1998           1997              1996
                                         ----           ----              ----

Cash flows from operating
activities:
 Net loss                            $  (779,052)  $   (811,881)  $   (457,387)
 Adjustments to reconcile
  net loss to  net cash
  provided by operating activities:
   Amortization                           25,561         25,419         24,865
   Equity in losses from
    limited partnerships                 750,114        806,639        528,288
   Change in receivables from
    affiliates                            31,646         90,179              -
   Change in accrued fees and
    expenses due to General
    Partner and affiliates                56,334              -              -
                                      ----------     ----------     ----------

 Net cash provided by operating
   activities                             84,603        110,356         95,766
                                      ----------     ----------     ----------
Cash flows from investing activities:
 Investments in limited
  partnerships, net                     (271,888)    (1,555,241)    (1,341,247)
 Capitalized acquisition cost
  and fees                                (1,584)        (3,567)       (41,572)
 Distributions from limited
  partnerships                             2,917          6,000              -
 Loans receivable                       (201,611)             -              -
 Other assets                                  -         12,912         12,912
                                      ----------     ----------     ----------
  Net cash used in investing
   activities                           (472,166)    (1,539,896)    (1,369,907)
                                      ----------     ----------     ----------
Cash flows from financing activities:
 Payments to affiliates or
  general partner, net                         -        (37,310)      (180,596)
 Offering costs                                -              -         69,779
 Collection on notes receivable                -              -        172,500
                                      ----------     ----------     ----------
Net cash (used in) provided
 by financing activities                       -        (37,310)        61,683
                                      ----------     ----------     ----------
Net decrease in cash and
 cash equivalents                       (387,563)    (1,466,850)    (1,212,458)

Cash and cash equivalents,
 beginning of year                     1,147,906      2,614,756      3,827,214
                                      ----------     ----------     ----------
Cash and cash equivalents,
 end of year                        $    760,343   $  1,147,906   $  2,614,756
                                      ==========     ==========     ==========


Continued
                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996



                                     1998              1997             1996
                                     ----              ----             ----

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
   Taxes paid                 $         800     $        800     $        800
                                ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITY:

During the year ended December 31, 1996, the Partnership incurred, but did not pay, $382,865 in payables to a limited partnership.


















                 See accompanying notes to financial statements
                                       18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC California Housing Tax Credits IV, L.P., Series 4 a California Limited Partnership (the "Partnership"), was formed on February 16, 1994 under the laws of the State of California, and began operations on July 26, 1994. The Partnership was formed to invest primarily in other limited partnerships (the "Local Limited Partnership") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low income housing credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner is WNC California Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. is the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in August 1995 at which time 11,500 Units representing subscriptions, net of discounts of $400,950 for purchases of 100 units or more, in the amount of $11,099,050 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and loss and in cash available for distribution from the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contributions and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy of Local Limited

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued


Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

In addition, Limited Partners are subject to risks in that the rules governing the low income housing credit are complicated, and the use of credits can be limited. The only material benefit from an investment in Units may be the low income housing credits. There are limits in the transferability of Units, and it is unlikely that a market for Units will develop. All management decisions will be made by the General Partner.

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investment in limited partnerships are capitalized as part of the investment account and are being amortized over 30 years (see Note 2).

Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,312,054, as of December 31, 1998 and 1997 respectively.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. The Partnership's cash equivalents consisted of investments in mutual funds totaling $750,309 and $768,013 at December 31, 1998 and 1997, respectively.

Concentration of Credit Risk

As of December 31, 1998, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income per unit is not required.

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the years presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

At December 31, 1998, the Partnership had acquired limited partnership interests in nine Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 298 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships as shown in the balance sheets as of December 31, 1998 and 1997, is approximately $675,000 and $1,061,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements (see Note 4).

Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the years ended December 31:

                                                      1998               1997
                                                      ----               ----

Investments per balance sheet,
 beginning of year                           $     7,622,211    $    8,467,424
Total capital contributions made
 or accrued, net of tax credit adjustments                 -           (10,722)
Capitalized acquisition fees and costs                 1,584             3,567
Equity in losses of limited partnerships            (750,114)         (806,639)
Distributions paid                                    (2,917)           (6,000)
Amortization of paid acquisition fees
 and costs                                           (25,561)          (25,419)
                                                  ----------        ----------

Investments per balance sheet, end of year    $    6,845,203     $   7,622,211
                                                  ==========        ==========

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted in interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:


                        COMBINED CONDENSED BALANCE SHEETS

                                           1998                    1997
                                           ----                    ----
ASSETS

Buildings and improvements,
 net of accumulated depreciation
 for 1998 and 1997 of $1,838,000
 and $1,223,000, respectively        $    15,124,000      $     14,553,000
Land                                         916,000               916,000
Construction in progress                           -             1,181,000
Other assets                                 837,000               616,000
                                      --------------        --------------
                                     $    16,877,000      $     17,266,000
                                      ==============        ==============

LIABILITIES

Mortgage and construction loans
 payable                             $     9,041,000      $      9,164,000
Other liabilities (including
 payables to affiliates of
 $554,000 and $717,000 for
 1998 and 1997, respectively)              1,584,000             1,496,000
                                      --------------        --------------
                                          10,625,000            10,660,000
                                      --------------        --------------

PARTNERS' CAPITAL

WNC California Housing Tax
 Credits IV, L.P., Series 4                6,170,000             6,561,000
Other partners                                82,000                45,000
                                      --------------        --------------
                                           6,252,000             6,606,000
                                      --------------        --------------

                                      $   16,877,000      $     17,266,000
                                      ==============        ==============

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                  COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                     1998           1997              1996
                                     ----           ----              ----

Revenues                    $     1,068,000    $   1,045,000   $     842,000

Expenses:
 Operating expenses                 713,000          705,000         521,000
 Interest expense                   489,000          535,000         392,000
 Depreciation and
  amortization                      624,000          619,000         463,000
                                -----------      -----------     -----------
   Total expenses                 1,826,000        1,859,000       1,376,000
                                -----------      -----------     -----------

Net loss                     $     (758,000)   $    (814,000)  $    (534,000)
                                ===========      ===========     ===========
Net loss allocable
 to the Partnership          $     (750,000)   $    (807,000)  $    (528,000)
                                ===========      ===========     ===========
Net loss recorded
 by the Partnership          $     (750,000)   $    (807,000)  $    (528,000)
                                ===========      ===========     ===========

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of December 31, 1997, receivables from affiliates consists primarily of amounts due from WNC California Housing Tax Credits IV, L.P., Series 5 related to the allocation of offering expenses incurred, as defined in the Partnership Agreement. In connection with such allocation, offering expenses were reduced by $69,779 during the year ended December 31, 1996.

Under the terms of the Partnership Agreement, the Partnership is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 1998 and 1997, the Partnership incurred acquisition fees of $654,580. Accumulated amortization of these capitalized costs was $79,140 and $57,320 as of December 31, 1998 and 1997, respectively.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements will not exceed 1.0% of the gross proceeds. As of December 31, 1998 and 1997, the Partnership incurred acquisition costs of $112,680 and $111,096, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $12,760 and $9,016 for 1998 and 1997, respectively.

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $31,625 were incurred for 1998, 1997 and 1996 respectively, of which, $31,646, $60,000 and $45,000 were paid during 1998, 1997 and 1996, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2005 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates as of December 31, 1998 and 1997 consist of the following:

                                            1998                    1997
                                            ----                    ----

Cash advances by WNC
 to acquire an interest in a
 limited partnership (Note 7)       $         55,200        $               -

Reimbursement for expenses
 paid by an affiliate
 of the General Partner                        2,210                    1,055

Asset management fees payable                  5,369                    5,390
                                      --------------          ---------------

                                    $         62,779        $           6,445
                                      ==============          ===============

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the limited partnership achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 6 - SUBSCRIPTIONS AND INVESTOR NOTES RECEIVABLE

During 1995, limited partners who subscribed for ten or more units of limited partnership interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at the rate of 8% per annum, due no later than 13 months after the subscription date. Since the promissory notes had not been collected as of the date of issuance of the financial statements, their aggregate unpaid balance was reflected as a reduction of partners' equity. The promissory notes accepted during 1995 amounted to $172,500 and were collected during 1996.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In January 1999, the Partnership acquired a 99% limited partner interest in an additional limited partnership which committed the Partnership to additional contributions of approximately $251,989, of which $201,611 has been advanced and has been reflected in loans receivable in the accompanying balance sheet.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)(1)

(i) On December 16, 1998, Corbin & Wertz, Irvine, California was dismissed as the Partnership's principal independent accountant.

(ii) During the last two fiscal years of the Partnership, the reports of Corbin & Wertz respecting the financial statements of the Partnership did not contain an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the board of directors of WNC & Associates, Inc., the general partner of the Partnership.

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

(a)(2)

On December 16, 1998, BDO Seidman, LLP, Costa Mesa, California was engaged as the Partnership's principal independent accountant. During the last two fiscal years and subsequent interim period of the Partnership, the Partnership did not consult BDO Seidman, LLP regarding (i) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Partnership's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Securities and Exchange Commission Regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers of its own. The following biographical information is presented for the directors and executive officers of Associates which has principal responsibility for the Partnership's affairs.

Directors and Executive Officers of WNC & Associates, Inc.

The directors of WNC & Associates, Inc. are Wilfred N. Cooper, Sr., who serves as Chairman of the Board, John B. Lester, Jr., David N. Shafer, Wilfred N. Cooper, Jr. and Kay L. Cooper. The principal shareholders of WNC & Associates, Inc. are trusts established by Wilfred N. Cooper, Sr. and John B. Lester, Jr.

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

John B. Lester, Jr., age 65, is President, a Director, Secretary and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 27 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

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

Michael L. Dickenson, age 42, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

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

Sy P. Garban, age 53, is Vice President - National Sales of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 36, is Vice President - Acquisitions of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Acquisition Expenses. The Partnership incurred acquisition expenses of $113,000 as of December 31, 1998 and $111,000 as of December 31, 1997.

(b)   Annual Asset Management Fee. An annual asset management fee the greater of
      (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets"
      means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $32,000 were incurred for the year ended December 31, 1998. The Partnership paid the General Partner or its affiliates $32,000 of those fees during 1998.

(c) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
      Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 14% through December 31, 2005, and
      (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(d) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $2,000 during the year ended December 31, 1998.

(e) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $19,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended December 31,1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

(a)   Security Ownership of Certain Beneficial Owners

      No person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)   Security Ownership of Management

      Neither the General Partner, its affiliates nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(c)   Changes in Control

      The management and control of the General Partner may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

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

The General Partner manages all of the Partnership's affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership and the General Partner's interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, December 31, 1998 and 1997
         Statements of Operations  for the years ended  December 31, 1998,  1997 and 1996
         Statements of Partners'  Equity(Deficit)  for  the years ended December
          31, 1998, 1997 and 1996
         Statements of Cash Flows for  the years ended December 31,  1998,  1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report  of  Independent  Certified  Public  Accountants  on   Financial
          Statement Schedule
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)  Reports on Form 8-K

1. A Form 8-K dated December 16, 1998 was filed on December 22, 1998 reporting the dismissal of the Partnership's former auditors and the engagement of new auditors. No financial statements were included.

(c)  Exhibits.

3.1 Articles of incorporation and by-laws: The registrant is not incorporated. The Partnership Agreement included as Exhibit B to the Prospectus, and the First Amendment to the Partnership Agreement included in the Supplement dated April 30, 1996 to Prospectus, each of which is included in Post-Effective No. 10 to Registration Statement on Form S-11 dated May 3, 1996 are incorporated herein by reference as Exhibit 3.

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

10.7 Amended and Restated Agreement of Limited Partnership of Woodlake Valencia House, a California Limited Partnership. (1)

10.8 Amended and Restated Agreement of Limited Partnership of Pawnee Associates I, L.P. (1)

10.9 Amended and Restated Agreement of Limited Partnership of Eagleville Associates I, L.P. (1)

21.1 Financial Statements of Colonial Village Auburn, for the years ended December 31, 1998 and 1997 together with auditors report thereon; a significant subsidiary of the Partnership.

(d) Financial statement schedule follows, as set forth in subsection (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                          Financial Statement Schedule



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


The audit referred to in our report dated April 5, 1999, relating to the 1998 financial statements of WNC California Housing Tax Credits IV, L.P., Series 4 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedule. The financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such financial statement schedule presents fairly, in all material respects, the financial information set forth therein.




                                                       BDO SEIDMAN, LLP


Orange County, California
April 5, 1999

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships


                           ---------------------------------------------------------------------------------------------------------
                                                            As of December 31, 1998
                           ---------------------------------------------------------------------------------------------------------
                               Location      Partnership's      Amount of       Encumbrances  Property    Accumulated    Net
Partnership Name                             Total Investment   Investment      of  Local     and         Depreciation   Book
                                             in Local Limited   Paid to Date    Limited       Equipment                  Value
                                             Partnerships                       Partnerships
------------------------------------------------------------------------------------------------------------------------------------

Chadron Apartments I, L.P.     Chadron,
                               Nebraska       $    483,000      $   391,000     $  800,000    $ 1,265,000  $   33,000    $ 1,232,000


Colonial Village Auburn        Auburn,
                               California        2,979,000        2,979,000      2,087,000      5,326,000     685,000      4,641,000

Eagleville Associates I, L.P.  Eagleville,
                               Missouri             79,000           79,000        356,000        416,000      43,000        373,000

Maharlika, Ltd.                Stockton,
                               California        1,524,000        1,524,000      1,565,000      3,038,000     370,000      2,668,000

Pawnee Associates I, L.P.      Pawnee,
                               Illinois            130,000          130,000        539,000        684,000      63,000        621,000

Rancheria Village Apartments,  Santa Barbara,
a California Limited           California          950,000          950,000        995,000      1,848,000     104,000      1,744,000
Partnership

Sycamore Hills L.P.            Salem,
                               Indiana             185,000          185,000        763,000        989,000     162,000        827,000

Wills Point Crossing, L.P.     Wills Point,
                               Texas               234,000          234,000        984,000      1,256,000      97,000      1,159,000


Woodlake Valencia Partners     Woodlake,
                               California        1,798,000        1,798,000        952,000      3,056,000     281,000      2,775,000
                                                ----------       ----------      ---------     ----------   ---------     ----------
                                             $   8,362,000     $  8,270,000     $9,041,000   $ 17,878,000 $ 1,838,000    $16,040,000
                                                ==========       ==========      =========     ==========   =========     ==========

                                       33

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships


                            ----------------------------------------------------------------------------------------
                                                          For the year ended December 31, 1998
                            ----------------------------------------------------------------------------------------

     Partnership Name       Rental Income    Net loss     Year Investment        Status         Estimated Useful
                                                              Acquired                            Life (Years)
--------------------------------------------------------------------------------------------------------------------

Chadron Apartments I, L.P.    $     49,000   $  (57,000)               1996         Completed                    40


Colonial Village Auburn            377,000     (130,000)               1994         Completed                  27.5

Eagleville Associates I,
L.P.                                46,000      (12,000)               1996         Completed                  27.5

Maharlika, Ltd.                    110,000     (253,000)               1995         Completed                  27.5

Pawnee Associates I, L.P.           65,000      (22,000)               1996         Completed                  27.5

Rancheria Village
Apartments, a California
Limited Partnership                106,000      (47,000)               1995         Completed                    40

Sycamore Hills L.P.                 85,000      (13,000)               1995         Completed                  27.5

Wills Point Crossing, L.P.         103,000      (14,000)               1995         Completed                    40

Woodlake Valencia Partners          84,000     (210,000)               1995         Completed                  27.5
                                 ---------     --------

                             $   1,025,000  $  (758,000)
                                 =========     ========



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

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:  WNC California Tax Credit Partners IV, L.P.
     General Partner of the Registrant

By:  WNC & Associates, Inc.
     General Partner of WNC California Tax Credit Partners III, L.P.


By:  /s/ John B. Lester, Jr.
John B. Lester, Jr., President of WNC & Associates, Inc.

Date: July 1, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: July 1, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: July 1, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: July 1, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: July 1, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: July 1, 1999