Form 10-K
period 1999-03-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1999-08-09
CIK 921052

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

   O ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the fiscal year ended _____________________

                                       OR

      X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from January 1, 1999 to March 31, 1999

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

                                      NONE

PART I.

Item 1.  Business

Organization

WNC California Housing Tax Credits IV, Series 4 (the "Partnership") is a California Limited Partnership formed under the laws of the State of California on February 16, 1994. The Partnership was formed to acquire limited partnership interests in other limited partnerships or limited liability companies ("Local Limited Partnerships") which own multifamily housing complexes that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low Income Housing Credit").

The general partner of the Partnership is WNC California Tax Credit Partners IV, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

In general, in order to avoid recapture of Low Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended by Supplements to the Prospectus thereto (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low Income Housing Credits.

As of March 31, 1999, the Partnership had invested in 10 Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and four of them were eligible for the California Low Income Housing Credits. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

Item 2.  Properties

Through its investment in Local Limited Partnerships the Partnership holds limited partnership interests in Housing Complexes. The following table reflects the status of the ten Housing Complexes as of the dates and for the periods indicated.

                                                    ------------------------------  ------------------------------------------------
                                                         As of March 31, 1999                    As of December 31, 1998
                                                    ------------------------------  ------------------------------------------------
                                                     Partnership's                                        Estimated    Encumbrances
                                                     Total Investment  Amount of                          Low Income   of Local
                               General Partner       in Local Limited  Investment    Number of  Occu-     Housing      Limited
Partnership Name   Location    Name                  Partnerships      Paid to Date  Units      pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Chadron            Chadron,    Douglas E. Hiner          $    483,000  $   391,000     16       94%   $   1,029,000   $     800,000
Apartments I, L.P. Nebraska


Colonial Village   Auburn,     S.P. Thomas Company
Auburn             California  of Northern California
                               and Project Go, Inc.,
                               a California Non-profit
                               Corporation                  2,979,000    2,979,000     56       98%       4,115,000       2,087,000

Eagleville         Eagleville, Kenneth M. Vitor and
Associates I, L.P. Missouri    Joseph A. Shepard               79,000       79,000     16      100%         145,000         356,000

Havana Associates  Havana,     Joseph A. Shepard              252,000      202,000      -        -              -               -
I, L.P.            Illinois

Maharlika, Ltd.    Stockton,   Daniels C. Logue and
                   California  Cyrus Youssefi               1,524,000    1,524,000     69       96%       1,958,000       1,565,000

Pawnee Associates  Pawnee,     Kenneth M. Vitor and
I, L.P.            Illinois    Joseph A. Shepard              130,000      130,000     20       85%         239,000         539,000

Rancheria Village  Santa       Community Housing
Apartments, a      Barbara,    Program, Inc., Richard A.
California         California  Bialosky, Detlev Peikert,
Limited                        Francis C. Thompson,
Partnership                    Peter Koelsch, and Real
                               EstateConcepts, Inc.           950,000      950,000     14      100%       1,335,000         995,000

Sycamore Hills     Salem,      Larry A. Swank and Lance
L.P.               Indiana     A. Swank                       185,000      185,000     24      100%         346,000         763,000

Wills Point        Wills       1600 Capital Company, Inc.     234,000      234,000     36       97%         395,000         984,000
Crossing, L.P.     Point,
                   Texas

Woodlake Valencia  Woodlake,   Philip R. Hammond, Jr.
Partners           California  and Diane M. Hammond         1,798,000    1,798,000     47       89%       2,522,000         952,000
                                                           ----------   ----------   ----      ----      ----------      ----------
                                                         $  8,614,000  $ 8,472,000    298       95%   $  12,084,000   $   9,041,000
                                                           ==========   ==========   ====      ====      ==========      ==========

                                       5

                                       -----------------------------------------
                                         For the year ended December 31, 1998
                                       -----------------------------------------

                                                             Low Income Housing
                                       Rental        Net     Credit Allocated to
Partnership Name                       Income        Loss    Partnership
--------------------------------------------------------------------------------

Chadron Apartments I, L.P.       $     49,000  $   (57,000)        99%

Colonial Village Auburn               377,000     (130,000)        99%

Eagleville Associates I, L.P.          46,000      (12,000)        99%

Maharlika, Ltd.                       110,000     (253,000)        99%

Pawnee Associates I, L.P.              65,000      (22,000)        99%

Rancheria Village Apartments, a                                    99%
California Limited Partnership        106,000      (47,000)

Sycamore Hills L.P.                    85,000      (13,000)        99%

Wills Point Crossing, L.P.            103,000      (14,000)        99%

Woodlake Valencia Partners             84,000     (210,000)        99%
                                    ---------    ---------
                                 $  1,025,000  $  (758,000)
                                    =========    =========

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

(b)  At March 31, 1999, there were 429 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the three months ended March 31, 1999.

Item 5b.

NOT APPLICABLE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                 March 31                                    December 31
                         ------------------------  ---------------------------------------------------------------
                               1999         1998         1998         1997         1996         1995         1994
                               ----         ----         ----         ----         ----         ----         ----
                                      (Unaudited)
ASSETS
Cash and cash
  equivalents          $    675,871 $  1,161,152 $    760,343 $  1,147,906 $  2,614,756 $  3,827,214 $    484,771
Receivables from
  affiliates                      -       31,646            -       31,646      121,825            -            -
Subscriptions
  receivable                      -            -            -            -            -            -      258,200
Loans receivable                  -            -      201,611            -            -            -    1,098,608
Investments in limited
  partnerships, net       6,899,934    7,391,045    6,845,203    7,622,211    8,467,424    8,494,018    3,355,553
Other assets                      -          189            -            -       12,912       25,824        1,613
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------

                       $  7,575,805 $  8,584,032 $  7,807,157 $  8,801,763 $ 11,216,917 $ 12,347,056 $  5,198,745
                         ===========  ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES

Loan payable           $          - $          - $          - $          - $          - $          - $  1,200,000
Accrued interest
  payable                         -            -            -            -            -            -       13,388
Payable to limited
  partnerships              142,124      363,634       91,746      363,634    1,929,597    2,785,857      584,640
Accrued fees and
  expenses
  due to general
  partner
  and affiliates            (19,496)      18,415       62,779        6,445       43,755      102,526    1,700,543

PARTNERS' EQUITY          7,453,177    8,201,983    7,652,632    8,431,684    9,243,565    9,458,673    1,700,174
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------

                       $  7,575,805 $  8,584,032 $  7,807,157 $  8,801,763 $ 11,216,917 $ 12,347,056 $  5,198,745
                         ===========  ===========  ===========  ===========  ===========  ===========  ===========

Selected results of operations, cash and other information for the Partnership is as follows:

                           For the Three Months                          For the Years Ended
                              Ended March 31                                 December 31
                          ------------------------  ---------------------------------------------------------------
                               1999          1998         1998         1997         1996         1995         1994
                               ----          ----         ----         ----         ----         ----         ----
                                       (Unaudited)
Income (loss) from
  operations            $   (11,927) $     (7,453) $   (28,938) $    (5,242) $    70,901 $     23,654 $    (11,786)
Equity in income
  (loss) from
  limited partnerships     (187,528)     (222,248)    (750,114)    (806,639)    (528,288)    (100,224)       2,212
                          ---------     ---------    ---------    ---------    ---------    ---------    ---------
Net loss                $  (199,455) $   (229,701) $  (779,052) $  (811,881) $  (457,387) $   (76,570) $    (9,574)
                          =========     =========    =========    =========    =========    =========    =========
Net loss allocated to:
  General Partner       $    (1,995) $     (2,297) $    (7,791) $    (8,119) $    (4,574) $      (766) $       (96)
                          =========     =========    =========    =========    =========    =========    =========
  Limited Partners      $  (197,460) $   (227,404) $  (771,261) $  (803,762) $  (452,813) $   (75,804) $    (9,478)
                          =========     =========    =========    =========    =========    =========    =========
Net loss per limited
  partner unit          $    (17.17) $     (19.77) $    (67.07) $    (69.89) $    (39.38) $     (8.68) $    (10.84)
                          =========     =========    =========    =========    =========    =========    =========
Outstanding weighted
  limited partner
  units                      11,500        11,500       11,500       11,500       11,500        8,735          874
                          =========     =========    =========    =========    =========    =========    =========

                           For the Three Months                          For the Years Ended
                              Ended March 31                                 December 31
                          ------------------------  ---------------------------------------------------------------

                               1999          1998         1998         1997         1996         1995         1994
                               ----          ----         ----         ----         ----         ----         ----
                                       (Unaudited)
Net cash provided by
  (used in):
  Operating activities  $   (87,823) $     10,707  $    84,603  $   123,268  $   108,678  $    26,322  $     1,602
  Investing activities        3,351         2,539     (472,166)  (1,552,808)  (1,382,819)  (1,979,131)  (3,717,992)
  Financing activities            -             -            -      (37,310)      61,683    5,295,252    4,201,161
                          ---------     ---------    ---------    ---------    ---------    ---------    ---------
Net change in cash
  and cash equivalents      (84,472)       13,246     (387,563)  (1,466,850)  (1,212,458)   3,342,443      484,771

Cash and cash
  equivalents,
  beginning of period       760,343     1,147,906    1,147,906    2,614,756    3,827,214      484,771            -
                          ---------     ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash
  equivalents,
  end of period         $   675,871  $  1,161,152  $   760,343  $ 1,147,906  $ 2,614,756  $ 3,827,214  $   484,771
                          =========     =========    =========    =========    =========    =========    =========

Low Income Housing Credit per limited partner unit was as follows for the year ended December 31:

                   1998              1997              1996             1995              1994
                   ----              ----              ----             ----              ----

Federal          $   99            $   86            $   64           $   21            $    -
State                67                91                70               70                 -
                   ----              ----              ----             ----              ----
Total            $  166            $  177            $  134           $   91            $    -
                   ====              ====              ====             ====              ====

                                       8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at March 31, 1999 consisted primarily of $676,000 in cash and aggregate investments in the ten Local Limited Partnerships of $6,900,000. Liabilities at March 31, 1999 primarily consisted of $142,000 due to limited partnerships.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The Partnership's net loss for the three months ended March 31, 1999 was $(199,000), reflecting a decrease of $31,000 from the net loss experienced for the three months ended March 31, 1998. The decline in net loss is due to equity in losses of limited partnerships which decreased by $34,000 to $(188,000) for the three month period ended March 31, 1999 from $(222,000) for the three month period ended March 31, 1998. The reduction in equity in losses of limited partnerships was partially offset by loss from operations which increased by $5,000 to $(12,000) for the three month period ended March 31, 1999 from $(7,000) for the three month period ended March 31, 1998 due to a comparable decrease in operating income.

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

Cash Flows

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. Net decrease in cash during the three months ended March 31, 1999 was $(84,000), compared to a net increase in cash for the three months ended March 31, 1998 of $13,000. The change was due to an increase in cash paid to the General Partner of affiliates of $94,000 and a decrease in operating income of $3,000.

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

During the three months ended March 31, 1999 and the year ended December 31, 1998, accrued payables, which include related party management fees due to Associates, decreased by $82,000 and increased by $56,000, respectively, due primarily to payment of management fees during the three months ended March 31, 1999.

The Partnership expects its future cash flows, together with its net available assets at March 31, 1999, to be sufficient to meet all currently forseeable future cash requirements.

IMPACT OF YEAR 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its ultimate general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before October 1, 1999.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. There can be no assurance that this compliance information is correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors will be year 2000 compliant.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $20,000. The cost to replace the telephone system noted above will be less than $5,000. The cost to deal with potential year 2000 issues of other outside vendors cannot be estimated at this time.

Risk of Year 2000 Issues

The most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above will be the disruption of normal business operations for WNC. This disruption would, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

WNC is in the process of obtaining year 2000 certifications from each Local General Partner of each Local Limited Partnership. Those certifications will represent to the Partnership that the IT and non-IT systems critical to the operation of the Housing Complexes and investor reporting to the Partnership are year 2000 compliant. These certifications will also represent to the Partnership that the IT and non-IT systems of property management companies, independent accountants, electrical power providers, financial institutions and telecommunications carriers used by the Local Limited Partnership are year 2000 compliant.

There can be no assurance that the representations in the certifications will be correct. There also can be no assurance that the systems of other, less-important service providers and outside vendors, upon which the Local Limited Partnerships rely, will be year 2000 compliant.

Costs to Address Year 2000 Issues

There will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. The cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

There may be Local General Partners who indicate that they or their property management company are not year 2000 compliant and do not have plans to become year 2000 compliant before the end of 1999. There may be other Local General Partners who are unwilling to respond to the certification request. The most likely result of either non-compliance or failure to respond will be the removal and replacement of the property management company and/or the Local General Partner with year 2000 compliant operators.

Despite the efforts to obtain certifications, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the accompanying balance sheets of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of March 31, 1999 and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 2 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 73% of the total assets of the Partnership at March 31, 1999 and December 31, 1998. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                                           /s/ BDO SEIDMAN, LLP
                                           BDO SEIDMAN, LLP

Orange County, California
July 21, 1999

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the accompanying balance sheet of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of December 31, 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits IV, L.P., Series 4 is a limited partner. These investments, as discussed in Note 2 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 87% of the total assets of WNC California Housing Tax Credits IV, L.P., Series 4 at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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



                                            /s/ CORBIN & WERTZ
                                            CORBIN & WERTZ

Irvine, California
April 10, 1998

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                               March 31                        December 31
                                                    ------------------------------   ------------------------------
                                                            1999             1998            1998             1997
                                                            ----             ----            ----             ----
                                                                       (Unaudited)
ASSETS
Cash and cash equivalents                         $      675,871   $    1,161,152   $      760,343  $    1,147,906
Receivables from affiliates (Note 3)                           -           31,646                -          31,646
Loans receivable (Note 7)                                      -                -          201,611               -
Investments in limited partnerships (Note 2)           6,899,934        7,391,045        6,845,203       7,622,211
Other assets                                                   -              189                -               -
                                                      ----------       ----------      -----------      ----------
                                                  $    7,575,805   $    8,584,032   $    7,807,157  $    8,801,763
                                                      ==========       ==========      ===========      ==========
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
  Payable to limited partnerships (Note 4)        $      142,124   $      363,634   $       91,746  $      363,634
  Accrued fees and expenses due to General
   Partner and affiliates (Note 3)                       (19,496)          18,415           62,779           6,445
                                                      ----------       ----------      -----------      ----------
     Total liabilities                                   122,628          382,049          154,525         370,079
                                                      ----------       ----------      -----------      ----------
Commitments and contingencies

Partners' equity (deficit) (Note 6):
  General partner                                        (26,642)         (19,153)         (24,647)        (16,856)
  Limited partners (25,000 units authorized,
    11,500 units issued and outstanding)               7,479,819        8,221,136        7,677,279       8,448,540
                                                      ----------       ----------      -----------      ----------
     Total partners' equity                            7,453,177        8,201,983        7,652,632       8,431,684
                                                      ----------       ----------      -----------      ----------
                                                  $    7,575,805   $    8,584,032   $    7,807,157  $    8,801,763
                                                      ==========       ==========      ===========      ==========

                 See accompanying notes to financial statements
                                       14

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                         For the Three Months Ended
                                                  March 31                     For the Years Ended December 31
                                         ----------------------------   -------------------------------------------
                                                1999            1998           1998            1997           1996
                                                ----            ----           ----            ----           ----
                                                          (Unaudited)
Interest income                        $       7,756  $       10,896  $      46,032   $      65,307   $    147,254
                                           ---------      ----------      ---------       ---------      ---------
Operating expenses:
  Amortization (Note 2)                        6,379           6,379         25,561          25,419         24,865
  Asset management fees (Note 3)               7,906           7,906         31,625          31,625         31,625
  Office                                       5,398           4,064         17,784          13,505         19,863
                                           ---------      ----------      ---------       ---------      ---------
    Total operating expenses                  19,683          18,349         74,970          70,549         76,353
                                           ---------      ----------      ---------       ---------      ---------

(Loss) income from operations                (11,927)         (7,453)       (28,938)         (5,242)        70,901

Equity in losses of limited
  partnerships (Note 2)                     (187,528)       (222,248)      (750,114)       (806,639)      (528,288)
                                           ---------      ----------      ---------       ---------      ---------
Net loss                               $    (199,455) $     (229,701) $    (779,052)  $    (811,881)  $   (457,387)
                                           =========      ==========      =========       =========      =========
Net loss allocated to:
   General partner                     $      (1,995) $       (2,297) $      (7,791)  $      (8,119)  $     (4,574)
                                           =========      ==========      =========       =========      =========
   Limited partners                    $    (197,460) $     (227,404) $    (771,261)  $    (803,762)  $   (452,813)
                                           =========      ==========      =========       =========      =========
Net loss per limited partner unit      $      (17.17) $       (19.77) $      (67.07)  $      (69.89)  $     (39.38)
                                           =========      ==========      =========       =========      =========
Outstanding weighted limited
  partner units                               11,500          11,500         11,500          11,500         11,500
                                           =========      ==========      =========       =========      =========


                 See accompanying notes to financial statements
                                       15

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                  For The Three Months Ended March 31, 1999 and
              For The Years Ended December 31, 1998, 1997 and 1996


                                       General         Limited
                                       Partner         Partners         Total
                                       -------         --------         -----
Partners' equity (deficit)
  at January 1, 1996                $   (4,861)  $   9,463,534    $  9,458,673

Collection of notes receivable
  (Note 6)                                   -         172,500         172,500

Offering costs (Note 3)                    698          69,081          69,779

Net loss                                (4,574)       (452,813)       (457,387)
                                     ---------     -----------      ----------
Partners' equity (deficit)
  at December 31, 1996                  (8,737)      9,252,302       9,243,565

Net loss                                (8,119)       (803,762)       (811,881)
                                     ---------     -----------      ----------
Partners' equity (deficit)
  at December 31, 1997                 (16,856)      8,448,540       8,431,684

Net loss                                (7,791)       (771,261)       (779,052)
                                     ---------     -----------      ----------
Partners' equity (deficit)
  at December 31, 1998                 (24,647)      7,677,279       7,652,632

Net loss                                (1,995)       (197,460)       (199,455)
                                     ---------     -----------      ----------
Partners' equity (deficit)
  at March 31, 1999                 $  (26,642)  $   7,479,819    $  7,453,177
                                     =========     ===========      ==========



                 See accompanying notes to financial statements
                                       16

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                            For the Three Months
                                               Ended March 31                 For the Years Ended December 31
                                          --------------------------    -----------------------------------------
                                                1999           1998           1998           1997           1996
                                                ----           ----           ----           ----           ----
                                                         (Unaudited)
Cash flows from operating activities:
   Net loss                             $   (199,455)  $   (229,701)  $   (779,052)  $   (811,881)  $   (457,387)
   Adjustments  to reconcile  net loss
     to net cash provided by (used in)
     operating activities:
     Amortization                              6,379          6,379         25,561         25,419         24,865
     Equity in losses of limited
       partnerships                          187,528        222,248        750,114        806,639        528,288
     Change in receivables from
       affiliates                                  -              -         31,646         90,179              -
     Change in other assets                        -           (189)             -         12,912         12,912
     Change in accrued fees and
       expenses due to general
       partner and affiliates                (82,275)        11,970         56,334              -              -
                                          ----------     ----------     ----------     ----------     ----------
Net cash provided by (used in)
  operating activities                       (87,823)        10,707         84,603        123,268        108,678
                                          ----------     ----------     ----------     ----------     ----------
Cash flows from investing activities:
  Investments  in limited
    partnerships, net                       (201,611)             -       (271,888)    (1,555,241)    (1,341,247)
  Capitalized acquisition costs and
    fees                                         (27)             -         (1,584)        (3,567)       (41,572)
  Distributions from limited
    partnerships                               3,378          2,539          2,917          6,000              -
  Loans receivable                           201,611              -       (201,611)             -              -
                                          ----------     ----------     ----------     ----------     ----------
Net cash provided by (used in)
  investing activities                         3,351          2,539       (472,166)    (1,552,808)    (1,382,819)
                                          ----------     ----------     ----------     ----------     ----------
Cash flows from financing activities:
  Payments to affiliates or general
    partner, net                                   -              -              -        (37,310)      (180,596)
  Offering costs                                   -              -              -              -         69,779
  Collection on notes receivable                   -              -              -              -        172,500
                                          ----------     ----------     ----------     ----------     ----------
Net cash (used in) provided by
  financing activities                             -              -              -        (37,310)        61,683
                                          ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in cash and
  cash equivalents                           (84,472)        13,246       (387,563)    (1,466,850)    (1,212,458)

Cash and cash equivalents, beginning
  of period                                  760,343      1,147,906      1,147,906      2,614,756      3,827,214
                                          ----------     ----------     ----------     ----------     ----------
Cash and cash equivalents, end of
  period                                $    675,871   $  1,161,152   $    760,343   $  1,147,906   $  2,614,756
                                          ==========     ==========     ==========     ==========     ==========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                           $          -   $          -   $        800   $        800   $        800
                                          ==========     ==========     ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITY:

During the three months ended March 31, 1999 and the year ended December 31, 1996, the Partnership incurred, but did not pay, $50,377 and $382,865 in payables to a limited partnership.

                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

The Partnership shall continue to be in full force and effect until December 31, 2050 unless terminated prior to that date pursuant to the partnership agreement or law.

The financial statements include only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

The Partnership Agreement authorized the sale of up to 25,000 units at $1,000 per Unit ("Units"). The offering of Units concluded in August 1995 at which time 11,500 Units representing subscriptions, net of discounts of $400,950 for purchases of 100 units or more, in the amount of $11,099,050 had been accepted. The General Partner has a 1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits of the Partnership. The limited partners will be allocated the remaining 99% of these items in proportion to their respective investments.

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Change in Reporting Year End

The Partnership has elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 2.

Due to the change in year end, unaudited financial information as of and for the three months ended March 31, 1998 is included in the financial statements for comparative purposes only. The financial statements as of and for the three months ended March 31, 1998 are unaudited but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of financial position and results of operations of the Partnership for the interim period.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties

The Partnership's investments in Local Limited Partnerships are subject to the risks incident to the management and ownership of low-income housing and to the management and ownership of multi-unit residential real estate. Some of these risks are that the low income housing credit could be recaptured and that neither the Partnership's investments nor the Housing Complexes owned by the Local Limited Partnerships will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of Local Limited Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy of Local Limited
Partnership Interests; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. The Housing Complexes are or will be subject to mortgage indebtedness. If a Local Limited Partnership does not make its mortgage payments, the lender could foreclose resulting in a loss of the Housing Complex and low income housing credits. As a limited partner of the Local Limited Partnerships, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships, and will rely totally on the Local General Partners of the Local Limited Partnerships for management of the Local Limited Partnerships. The value of the Partnership's investments will be subject to changes in national and local economic conditions, including unemployment conditions, which could adversely impact vacancy levels, rental payment defaults and operating expenses. This, in turn, could substantially increase the risk of operating losses for the Housing Complexes and the Partnership. In addition, each Local Limited Partnership is subject to risks relating to environmental hazards and natural disasters which might be uninsurable. Because the Partnership's operations will depend on these and other factors beyond the control of the General Partner and the Local General Partners, there can be no assurance that the anticipated low income housing credits will be available to Limited Partners.

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

Losses from limited partnerships for the years ended December 31, 1998, 1997 and 1996 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 and 1998 have been estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Offering Expenses

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 15% (including sales commissions) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital and amounted to $1,312,054, at the end of all periods presented.

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998 and 1997 the Partnership had cash equivalents of $609,587, $750,309 and $768,013, respectively.

Concentration of Credit Risk

At March 31, 1998, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in nine Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 298 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

The Partnership's investment in Local Limited Partnerships as shown in the balance sheets at December 31, 1998 and 1997, is approximately $675,000 and $1,061,000, respectively, greater than the Partnership's equity as shown in the Local Limited Partnerships' financial statements. This difference is due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the three month period ended March 31, 1999 and the year ended December 31, 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                            For the Three
                                                             Months Ended              For the Years Ended
                                                               March 31                    December 31
                                                           ---------------     --------------------------------
                                                                      1999               1998                1997
                                                                      ----               ----                ----

Investments per balance sheet, beginning of period        $      6,845,203   $      7,622,211    $      8,467,424
Capital contributions paid, net of tax credit
  adjustments                                                      201,611                  -             (10,722)
Capital contributions payable                                       50,378                  -                   -
Capitalized acquisition fees and costs                                  27              1,584               3,567
Equity in losses of limited partnerships                          (187,528)          (750,114)           (806,639)
Distributions received                                              (3,378)            (2,917)             (6,000)
Amortization of paid acquisition fees and costs                     (6,379)           (25,561)            (25,419)
                                                              ------------       ------------        ------------
Investments per balance sheet, end of period              $      6,899,934   $      6,845,203    $      7,622,211
                                                              ============       ============        ============

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows:

                        COMBINED CONDENSED BALANCE SHEETS

                                                                        1998                1997
                                                                        ----                ----
ASSETS
Buildings and improvements,(net of accumulated
  depreciation for 1998 and 1997 of $1,838,000 and
  $1,223,000, respectively)                                 $     15,124,000    $     14,553,000
Land                                                                 916,000             916,000
Construction in progress                                                   -           1,181,000
Other assets                                                         837,000             616,000
                                                                 -----------         -----------
                                                            $     16,877,000    $     17,266,000
                                                                 ===========         ===========
LIABILITIES

Mortgage and construction loans payable                     $      9,041,000    $      9,164,000
Other liabilities (including payables to affiliates of
  $554,000 and $717,000 for 1998 and 1997,
  respectively                                                     1,584,000           1,496,000
                                                                 -----------         -----------
                                                                  10,625,000          10,660,000
                                                                 -----------         -----------
PARTNERS' CAPITAL

WNC California Housing Tax Credits IV, L.P., Series 4              6,170,000           6,561,000
Other partners                                                        82,000              45,000
                                                                 -----------         -----------
                                                                   6,252,000           6,606,000
                                                                 -----------         -----------
                                                            $     16,877,000    $     17,266,000
                                                                 ===========         ===========

                                       22

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                         1998               1997                1996
                                                         ----               ----                ----

Revenues                                     $      1,068,000   $      1,045,000    $        842,000
                                                  -----------        -----------         -----------
Expenses:
  Operating expenses                                  713,000            705,000             521,000
  Interest expense                                    489,000            535,000             392,000
  Depreciation and amortization                       624,000            619,000             463,000
                                                  -----------        -----------         -----------
   Total expenses                                   1,826,000          1,859,000           1,376,000
                                                  -----------        -----------         -----------
Net loss                                     $       (758,000)  $       (814,000)   $       (534,000)
                                                  ===========        ===========         ===========
Net loss allocable to the Partnership        $       (750,000)  $       (807,000)   $       (528,000)
                                                  ===========        ===========         ===========
Net loss recorded by the Partnership         $       (750,000)  $       (807,000)   $       (528,000)
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

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees equal to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $654,580. Accumulated amortization of these capitalized costs was $84,594, $79,140 and $57,320 as of March 31, 1999 and December 31, 1998 and 1997, respectively.
                                       23

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

     Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements will not exceed 1.0% of the gross proceeds. As of March 31, 1999 and December 31, 1998 and 1997, the Partnership incurred acquisition costs of $112,707, $112,680 and $111,096, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $13,685, $12,760 and $9,016 for March 31, 1999 and December 31, 1998
     and 1997, respectively.

     An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $7,906 were incurred during the three months ended March 31, 1999 and $31,625 were incurred for 1998, 1997 and 1996, respectively, of which, $35,761 was paid during the three months ended March 31, 1999 and $31,646, $60,000 and $45,000 were paid during 1998, 1997 and 1996, respectively.

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2005 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                  March 31                  December 31
                                                              ---------------  -----------------------------------
                                                                      1999               1998                1997
                                                                      ----               ----                ----
Cash advances by WNC to acquire an interest in a
  limited partnership (Note 7)                            $              -   $         55,200    $              -

Reimbursement for expenses paid by the General
  Partner or an affiliate                                            2,990              2,210               1,055

Asset management fee payable                                       (22,486)             5,369               5,390
                                                               -----------        -----------         -----------
Total                                                     $        (19,496)  $         62,779    $          6,445
                                                               ===========        ===========         ===========

                                       24

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

       For The Three Months Ended March 31, 1999 and 1998 (Unaudited) and
              For The Years Ended December 31, 1998, 1997 and 1996

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

NOTE 7 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. Loans receivable consisted of one loan with a balance of $201,611 as of December 31, 1997 which was applied as a capital contribution in 1999 upon finalization of its acquisition of an interest in a new Local Limited Partnership.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

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

David N. Shafer, age 47, is Senior Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

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

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Acquisition Expenses. The Partnership incurred acquisition expenses of $113,000 as of March 31, 1999 and December 31, 1998 and $111,000 as of
     December 31, 1997. 27

(b)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $7,900 and $32,000 were incurred during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $7,900 and $32,000 of those fees during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(d) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $5,000 and $2,000 during the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(e) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $19,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended March 31, 1999 or the year ended December 31,1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

(a)  Security Ownership of Certain Beneficial Owners

     No person is known to own beneficially in excess of 5% of the outstanding Units.

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

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 1999  and 1998 (Unaudited)  and  December 31,
           1998 and 1997
         Statements of Operations  for the three months ended March 31, 1999 and
           1998 (Unaudited) and the years ended December 31, 1998, 1997 and 1996
         Statements  of Partners'  Equity  (Deficit)  for the three months ended
           March 31, 1999 and for  the years  ended  December 31, 1998, 1997 and
           1996
         Statements  of Cash Flows for the three months ended March 31, 1999 and
           1998 (Unaudited) and for the years ended December 31, 1998, 1997 and 1996
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public  Accountants  on Financial State
           ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

(b)      Reports on Form 8-K

1.       A Form 8-K dated May 13, 1999 was filed on May 14, 1999  reporting  the
         Partnership's  change  in fiscal  year end to March  31. No   financial
         statements were included.

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

10.7 Amended and Restated Agreement of Limited Partnership of Woodlake Valencia House, a California Limited Partnership filed as exhibit 10.7 to Form 10-K dated July 1, 1999 is hereby incorporated herein by reference as exhibit 10.7.

10.8 Amended and Restated Agreement of Limited Partnership of Pawnee Associates I, L.P. filed as exhibit 10.8 to Form 10-K dated July 1, 1999 is hereby incorporated herein by reference as exhibit 10.8.

10.9 Amended and Restated Agreement of Limited Partnership of Eagleville Associates I, L.P. filed as exhibit 10.9 to Form 10-K dated July 1, 1999 is hereby incorporated herein by reference as exhibit 10.9.

21.1 Financial Statements of Colonial Village Auburn, for the years ended December 31, 1998 and 1997 together with auditors report thereon; a significant subsidiary of the Partnership, filed as exhibit 21.1 to Form 10-K dated July 1, 1999 is hereby incorporated herein by reference as exhibit 21.1.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

              Report of Independent Certified Public Accountants on
                         Financial Statement Schedules




To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


The audits referred to in our report dated July 21, 1999, relating to the 1999 and 1998 financial statements of WNC California Housing Tax Credits IV, L.P., Series 4 (the "Partnership"), which is contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                          /s/ BDO SEIDMAN, LLP
                                          BDO SEIDMAN, LLP


Orange County, California
July 21, 1999

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                            ---------------------------------  -----------------------------------------------------
                                                     As of March 31, 1999                      As of December 31, 1998
                                            ---------------------------------  -----------------------------------------------------
                                             Partnership's Total   Amount of     Encumbrances of                             Net
                                             Investment in Local   Investment    Local Limited  Property and   Accumulated   Book
Partnership Name               Location      Limited Partnerships  Paid to Date  Partnerships   Equipment      Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Chadron Apartments I, L.P.     Chadron,
                               Nebraska           $     483,000 $    391,000  $    800,000   $   1,265,000 $     33,000 $  1,232,000

Colonial Village Auburn        Auburn,
                               California             2,979,000    2,979,000     2,087,000       5,326,000      685,000    4,641,000

Eagleville Associates I, L.P.  Eagleville,
                               Missouri                  79,000       79,000       356,000         416,000       43,000      373,000

Havana Associates, I,          Havana,
Limited Partnership            Illinois                 252,000      202,000             -               -            -            -

Maharlika, Ltd.                Stockton,
                               California             1,524,000    1,524,000     1,565,000       3,038,000      370,000    2,668,000

Pawnee Associates I, L.P.      Pawnee,
                               Illinois                 130,000      130,000       539,000         684,000       63,000      621,000

Rancheria Village Apartments,  Santa Barbara,
a California Limited           California               950,000      950,000       995,000       1,848,000      104,000    1,744,000
Partnership

Sycamore Hills L.P.            Salem,
                               Indiana                  185,000      185,000       763,000         989,000      162,000      827,000

Wills Point Crossing, L.P.     Wills Point,
                               Texas                    234,000      234,000       984,000       1,256,000       97,000    1,159,000

Woodlake Valencia Partners     Woodlake,
                               California             1,798,000    1,798,000       952,000       3,056,000      281,000    2,775,000
                                                     ----------   ----------    ----------      ----------   ----------   ----------
                                                  $   8,614,000 $  8,472,000  $  9,041,000   $  17,878,000 $  1,838,000 $ 16,040,000
                                                     ==========   ==========    ==========      ==========   ==========   ==========

                                       32

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                           ----------------------------------------------------------------------------------------
                                                    For the year ended December 31, 1998
                           ----------------------------------------------------------------------------------------
                                                                 Year Investment             Estimated Useful
Partnership Name             Rental Income      Net loss             Acquired       Status     Life (Years)
-------------------------------------------------------------------------------------------------------------------
Chadron Apartments I, L.P.   $      49,000  $   (57,000)               1996        Completed           40

Colonial Village Auburn            377,000     (130,000)               1994        Completed         27.5

Eagleville Associates I,
L.P.                                46,000      (12,000)               1996        Completed         27.5

Maharlika, Ltd.                    110,000     (253,000)               1995        Completed         27.5

Pawnee Associates I, L.P.           65,000      (22,000)               1996        Completed         27.5

Rancheria Village
Apartments, a California
Limited Partnership                106,000      (47,000)               1995        Completed           40

Sycamore Hills L.P.                 85,000      (13,000)               1995        Completed         27.5

Wills Point Crossing, L.P.         103,000      (14,000)               1995        Completed           40

Woodlake Valencia Partners          84,000     (210,000)               1995        Completed         27.5
                                 ---------    ---------
                             $   1,025,000  $  (758,000)
                                 =========    =========

                                       33

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                                             ---------------------------------------------------------------------------------------
                                                                              As of December 31, 1998
                                             ---------------------------------------------------------------------------------------
                                             Partnership's Total   Amount of     Encumbrances of                             Net
                                             Investment in Local   Investment    Local Limited  Property and   Accumulated   Book
Partnership Name               Location      Limited Partnerships  Paid to Date  Partnerships   Equipment      Depreciation  Value
------------------------------------------------------------------------------------------------------------------------------------
Chadron Apartments I, L.P.     Chadron,
                               Nebraska          $     483,000  $    391,000  $      800,000  $  1,265,000  $    33,000 $  1,232,000


Colonial Village Auburn        Auburn,
                               California            2,979,000     2,979,000       2,087,000     5,326,000      685,000    4,641,000

Eagleville Associates I, L.P.  Eagleville,
                               Missouri                 79,000        79,000         356,000       416,000       43,000      373,000

Maharlika, Ltd.                Stockton,
                               California            1,524,000     1,524,000       1,565,000     3,038,000      370,000    2,668,000

Pawnee Associates I, L.P.      Pawnee,
                               Illinois                130,000       130,000         539,000       684,000       63,000      621,000

Rancheria Village Apartments,  Santa Barbara,
a California Limited           California              950,000       950,000         995,000     1,848,000      104,000    1,744,000
Partnership

Sycamore Hills L.P.            Salem,
                               Indiana                 185,000       185,000         763,000       989,000      162,000      827,000

Wills Point Crossing, L.P.     Wills Point,
                               Texas                   234,000       234,000         984,000     1,256,000       97,000    1,159,000

Woodlake Valencia Partners     Woodlake,
                               California            1,798,000     1,798,000         952,000     3,056,000      281,000    2,775,000
                                                    ----------    ----------      ----------    ----------   ----------   ----------
                                                 $   8,362,000  $  8,270,000  $    9,041,000  $ 17,878,000  $ 1,838,000 $ 16,040,000
                                                    ==========    ==========      ==========    ==========   ==========   ==========

                                       34

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                           ----------------------------------------------------------------------------------------
                                                    For the year ended December 31, 1998
                           ----------------------------------------------------------------------------------------
                                                                 Year Investment             Estimated Useful
Partnership Name             Rental Income      Net loss             Acquired       Status     Life (Years)
-------------------------------------------------------------------------------------------------------------------
Chadron Apartments I, L.P.    $     49,000  $   (57,000)               1996        Completed           40


Colonial Village Auburn            377,000     (130,000)               1994        Completed         27.5

Eagleville Associates I,            46,000      (12,000)               1996        Completed         27.5
L.P.

Maharlika, Ltd.                    110,000     (253,000)               1995        Completed         27.5

Pawnee Associates I, L.P.           65,000      (22,000)               1996        Completed         27.5

Rancheria Village
Apartments, a California
Limited Partnership                106,000      (47,000)               1995        Completed           40

Sycamore Hills L.P.                 85,000      (13,000)               1995        Completed         27.5

Wills Point Crossing, L.P.         103,000      (14,000)               1995        Completed           40

Woodlake Valencia Partners          84,000     (210,000)               1995        Completed         27.5
                                 ---------    ---------
                               $ 1,025,000  $  (758,000)
                                 =========    =========

                                       35

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

Date: August 4, 1999


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 4, 1999


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., General Partner

Date: August 4, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr., Chairman of the Board of WNC & Associates, Inc.

Date: August 4, 1999



By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 4, 1999


By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: August 4, 1999