Form 10-Q
period 1999-06-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1999-08-27
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

      o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 33-76970


                  WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P.,
                                    Series 4

California                                                           33-0601852
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


               3158 Redhill Avenue, Suite 120 Costa Mesa, CA 92626

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 1999


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
             June 30, 1999 and March 31, 1999.............................2

    Statements of Operations
             For the three months ended June 30, 1999 and 1998............3

    Statement of Partners' Equity
             For the three months ended June 30, 1999.....................4

    Statements of Cash Flows
             For the three months ended June 30, 1999 and 1998............5

    Notes to Financial Statements.........................................6

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................12

  Item 3.  Quantitative and Qualitative Disclosures
             Above Market Risks..........................................14


PART II. OTHER INFORMATION

  Item 1. Legal Proceeding...............................................15

  Item 6. Exhibits and Reports on Form 8-K...............................15

  Signatures.............................................................16

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                 June 30, 1999   March 31, 1999
                                                 -------------   --------------
                                                    (unaudited)

                                     ASSETS

Cash and cash equivalents                      $       691,656   $      675,871
Investment in limited partnerships - Note 2
                                                     6,704,443        6,899,934
                                                     ---------        ---------

                                               $     7,396,099   $    7,575,805
                                                     =========        =========


                                         LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Payable to limited partnership - Note 4      $       142,124   $      142,124
  Accrued fees and expenses due to
    general partner and affiliates - Note 3
                                                       (6,444)          (19,496)
                                                       -------         --------
Total liabilities
                                                       135,680          122,628
                                                       -------          -------

Partners' equity (deficit):
  General partner                                      (28,570)         (26,642)
  Limited partners (25,000 units authorized,
    11,500 issued and outstanding)
                                                     7,288,989        7,479,819
                                                     ---------        ---------
Total partners' equity
                                                     7,260,419        7,453,177
                                                     ---------        ---------
                                               $     7,369,099   $    7,575,805
                                                     =========        =========


                 See accompanying notes to financial statements
                                        2

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                             STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)
                                                    1999                   1998
                                                    ----                   ----

Interest income                           $       (6,564)      $         14,987
Miscellaneous income                              21,580                      -
                                                --------               --------
                                                  15,016                 14,987
                                                --------               --------
Operating expenses:
  Amortization                                     6,394                  6,394
  Asset management fees - Note 3                   7,906                  7,906
  Legal and accounting                             9,021                  7,000
  Other                                           (3,075)                 3,997
                                                --------               --------

Total operating expenses                          20,246                 25,297
                                                --------               --------

Income (Loss) from operations                     (5,230)               (10,310)
                                                --------               --------

Equity in loss of limited partnerships          (187,528)              (194,152)
                                                --------               --------

Net loss                                        (192,758)              (204,463)
                                                ========               ========
Net loss allocated to:
  General partner                                 (1,928)                (2,045)
                                                ========               ========
  Limited partners                              (190,830)              (202,418)
                                                ========               ========
Net loss per limited partner units
 (11,500 units issued and outstanding)               (17)                   (18)
                                                ========               ========

                 See accompanying notes to financial statements
                                        3

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                           STATEMENT OF OWNERS' EQUITY

                    For the Three Months Ended June 30, 1999
                                   (unaudited)

                                                    General                 Limited
                                                    Partner                 Partners                   Total
                                                    -------                 -------                   -----

Equity (deficit), March 31, 1999        $           (26,642)    $         7,479,819     $         7,453,177

Net loss for the three months ended
  June 30, 1999                                      (1,928)               (190,830)               (192,758)
                                               ------------            ------------            ------------

Equity (deficit), June 30, 1999         $           (28,570)    $         7,288,989     $         7,260,419
                                               ============            ============            ============



                 See accompanying notes to financial statements
                                        4

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                             STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 1999 and 1998
                                   (unaudited)

                                                              1999              1998
                                                              ----              ----
Cash flows from operating activities:
  Net loss                                            $    192,758)    $    (204,463)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Equity in loss of limited partnerships             187,528           194,152
        Amortization                                         6,394             6,394
        Asset management fee                                 7,906            (7,906)
        Accrued fees and expense due to
           general partner and affiliates                    5,146           (10,509)
        Change in other assets                                   -            17,564
                                                           -------         ---------

Net cash from operating activities:                         14,216            (4,768)
                                                           -------         ---------

Cash flows from investing activities:
  Investments in limited partnerships                            -          (141,513)
  Distributions from limited partnerships                    1,569                 -
  Acquisition costs and fees                                     -            (1,585)
                                                           -------         ---------

Net cash provided by (used by) investing activities          1,569          (143,098)
                                                           -------         ---------


Net increase (decrease) in cash and cash equivalents        15,785          (147,866)
Cash and cash equivalents, beginning of period             675,871         1,161,152
                                                           -------         ---------
Cash and cash equivalents, end of period              $    691,656     $   1,013,286
                                                           =======         =========

                 See accompanying notes to financial statements
                                        5

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1999 (audited).

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                                  June 30, 1999
                                   (unaudited)

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investment in limited partnerships are capitalized as part of the investment account and are being amortized over 30 years.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 1999 the Partnership had cash equivalents of $623,903.

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

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

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS - CONTINUED

The Partnership, as a limited partner, is entitled to 99%, as specified in the partnership agreements, of the operating profits and losses of the limited partnerships upon the acquisition of its limited partnership interest. Following is a summary of the components of investment in limited partnerships as of:

                                                        June 30, 1999     March 31, 1999
                                                        -------------     --------------
Investment beginning of period                          $   6,899,934      $   6,845,203
Total capital contributions made and accrued with
  net of tax credit adjustments                                     -            201,611
Distributions from limited partnerships                        (1,569)            (3,378)
Capital contribution payable                                        -             50,378
Increase in capitalized acquisition fees and costs                  -                 27
Amortization of acquisition fees and costs                     (6,394)            (6,379)
Equity in loss of limited partnerships                       (187,528)          (187,528)
                                                            ---------          ---------

Investment, end of  period                              $   6,704,443      $   6,899,934
                                                            =========          =========

Selected financial information from the financial statements of the limited partnerships with operations for the three months ended June 30 is as follows:

                                                                 1999               1998
                                                                 ----               ----

 Total revenue                                          $     267,000      $     266,000
                                                            ---------          ---------
 Expenses:
   Operating expenses                                         178,000            173,000
   Interest expense                                           122,000            128,000
   Depreciation                                               156,000            162,000
                                                            ---------          ---------
 Total expenses                                               456,000            463,000
                                                            ---------          ---------

 Net loss                                               $    (189,000)     $    (197,000)
                                                            =========          =========

 Net loss allocable to Partnership                      $    (188,000)     $    (195,000)
                                                            =========          =========

 Net loss recognized by the Partnership                 $    (187,528)     $    (194,152)
                                                            =========          =========

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

(a)  Annual Asset  Management Fee. An annual asset management fee the greater of
     (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $7,900 were incurred during the three months ended June 30, 1999 and 1998. The Partnership paid the General Partner or its affiliates $0 and $7,900 of those fees during the three months ended June 30, 1999 and 1998, respectively.

(b) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 14% through December 31, 2005, and
     (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $19,000 for the General Partner for the year ended December 31, 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the three months ended June 30 1999 or 1998. Receivables from affiliates consists primarily of amounts due from WNC California Housing Tax Credits IV, L.P. Series 5 related to the allocation of offering expenses incurred, as defined in the Partnership Agreement.

Accrued fees and advances due to affiliates of the General Partner included in the accompanying balance sheet consists of the following at June 30, 1999 and 1998:

                                                   1999                 1998
                                                   ----                 ----

Reimbursement for expenses paid by
  the General Partner or an affiliate       $     8,136       $        2,990

Asset management fees                           (14,580)             (22,486)
                                               --------             --------

                                            $    (6,444)      $      (19,496)
                                               ========             ========

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1999
                                   (unaudited)

NOTE 4 - PAYABLE TO LIMITED PARTNERSHIPS

Payable to limited partnerships represent amounts which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments, generally due upon the limited partnerships achieving certain operating benchmarks and are generally expected to be paid within two years of the Partnership's initial investment.

NOTE 5 - INCOME TAXES

The Partnership will not make a provision for income taxes since all items of taxable income and loss will be allocated to the partners for inclusion in their respective income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Financial Condition

The Partnership's assets at June 30, 1999 consisted primarily of $692,000 in cash and aggregate investments in the ten Local Limited Partnerships of $6,704,000. Liabilities at June 30, 1999 primarily consisted of $142,000 due to limited partnerships.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. The Partnership's net loss for the three months ended June 30, 1999 was $(193,000), reflecting a decrease of $11,000 from the net loss experienced for the three months ended June 30, 1998. The decline in net loss is due to equity in losses of limited partnerships which decreased by $6,000 to $(188,000) for the three month period ended June 30, 1999 from $(194,000) for the three month period ended June 30, 1998 and loss from operations which decreased by $5,000 to $(5,000) for the three month period ended June 30, 1999 from $(10,000) for the three month period ended June 30, 1998.

Cash Flows

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998. Net increase in cash during the three months ended June 30, 1999 was $16,000 compared to a net decrease in cash for the three months ended June 30, 1998 of $(148,000). The change was due to a decrease in investments in limited partnerships of $142,000, a decrease in cash paid to third parties of $15,000, a decrease in operating expenses of $5,000, and an increase in distributions from limited partnerships of $2,000.

During the three months ended June 30, 1999 and 1998, accrued receivables, which include prepaid related party management fees due to Associates, decreased by $7,900 due primarily to payment of management fees during the three months ended March 31, 1999.

The Partnership expects its future cash flows, together with its net available assets at June 30, 1999, to be sufficient to meet all currently forseeable future cash requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

         NOT APPLICABLE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

1. A report on Form 8-K dated May 13, 1999 was filed on May 14, 1999 reporting the change in fiscal year end to March 31.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC.       General Partner



By: /s/ John B. Lester, Jr.

John B. Lester, Jr., President
WNC & Associates, Inc.

Date: August 26, 1999



By:  /s/ Michael L. Dickenson

Michael L. Dickenson, Vice-President - Chief Financial Officer
WNC & Associates, Inc.

Date: August 26, 1999