Form 10-Q
period 1999-09-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 1999-11-22
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

           o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 33-76970


              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

California                                                           33-0601852
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                Identification No.)


              3158 Redhill Avenue, Suite 120, Costa Mesa, CA 92626

                                 (714) 622-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Quarter Ended September 30, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
        September 30,1999 and March 31, 1999.................................3


    Statements of Operations
        For the three and six months ended September 30, 1999 and 1998.......4

    Statement of Partners' Equity
        For the six months ended September 30, 1999..........................5

    Statements of Cash Flows
        For the six months ended September 30, 1999 and 1998.................6

    Notes to Financial Statements ...........................................7

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................14

  Item 6. Exhibits and Reports on Form 8-K...................................14

  Signatures ................................................................15

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                        September 30, 1999      March 31, 1999
                                                        ------------------      --------------
                                                           (unaudited)
                                     ASSETS

Cash and cash equivalents                           $              618,082   $         375,871
 Investment in limited partnerships - Note 2                     6,566,095           6,899,934
                                                        ------------------      --------------

                                                    $            7,184,177   $       7,575,805
                                                        ==================      ==============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payables to limited partnerships - Note 5                           99,628             142,124
 Accrued fees and expenses due to
  general partner and affiliates - Note 3           $               (4,117)  $         (19,496)
                                                        ------------------      --------------

Total Liabilities                                                   95,511             122,628
                                                        ------------------      --------------

Partners' equity (deficit):
 General partner                                                   (30,287)            (26,642)
 Limited partners (7,450 units issued and outstanding)           7,118,953           7,479,819
                                                        ------------------      --------------

Total partners' equity                                           7,088,666           7,453,177
                                                        ------------------      --------------

                                                    $            7,184,177   $       7,575,805
                                                        ==================      ==============

                 See accompanying notes to financial statements
                                        3

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Six Months Ended September 30, 1999 and1998
                                   (unaudited)

                                                1999                               1998
                                    ------------------------------    --------------------------------

                                        Three             Six              Three              Six
                                        Months            Months           Months             Months
                                       -------            ------           ------             ------

Interest income                   $      4,291    $       (2,273)   $      10,841     $       25,828
Miscellaneous income                   (20,669)              911                -                  -
                                    ----------      ------------      -----------       ------------

                                       (16,378)           (1,362)          10,841             25,828
                                    ----------      ------------      -----------       ------------

Operating expenses:
Amortization                             6,394            12,788            6,394             12,788
Asset management fees - Note 3           7,906            15,812            7,907             15,813
Legal and accounting                     6,912            15,933                -              7,000
Other                                    2,210              (865)             788              4,786
                                    ----------      ------------      -----------       ------------

Total operating expenses                23,422            43,668           15,089             40,387
                                    ----------      ------------      -----------       ------------

Loss from operations                   (39,800)          (45,030)          (4,428)           (14,559)

Equity in loss from
 limited partnerships                 (131,953)         (319,481)        (208,300)          (402,452)
                                    ----------      ------------      -----------       ------------

Net loss                          $   (171,753)   $     (364,511)   $    (212,423)    $     (417,011)
                                    ==========      ============      ===========       ============

Net loss allocated to:
 General partner                  $     (1,718)   $       (3,645)   $      (2,125)    $       (4,170)
                                    ==========      ============      ===========       ============

 Limited partners                 $   (170,035)   $     (360,866)   $    (210,423)    $     (412,841)
                                    ==========      ============      ===========       ============

Net loss per weighted limited
 partner unit (15,600 units issued
 and outstanding)                 $        (15)   $          (31)   $         (18)    $          (36)
                                    ==========      ============      ===========       ============

                 See accompanying notes to financial statements
                                        4

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Six Months Ended September 30, 1999
                                   (unaudited)


                                                          General                 Limited
                                                          Partner                 Partners                    Total
                                                          -------                 --------                    -----

Partners' equity (deficit), March 31, 1999    $           (26,642)    $          7,479,819    $           7,453,177

Net loss for the six months ended
 September 30, 1999                                        (3,645)                (360,866)                (364,511)
                                                -----------------       ------------------      -------------------

Partners' equity (deficit), September 30,
 1999                                         $           (30,287)    $          7,118,953    $           7,088,666
                                                =================       ==================      ===================







                 See accompanying notes to financial statements
                                        5

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 1999 and 1998
                                   (unaudited)


                                                           1999           1998
                                                           ----           ----
Cash flows from operating activities:
 Net loss                                           $  (364,511) $    (417,011)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Equity in loss from limited partnerships              319,482        402,452
  Amortization                                           12,788         12,788
  Asset management fees                                  15,812        (13,296)
  Change in other assets                                      -         29,298
  Accrued fees and expense due to
   general partner and affiliates                          (433)        (4,835)
                                                     ----------    -----------

Net cash provided by (used in) operating activities     (16,862)         9,396
                                                     ----------    -----------

Cash flows from investing activities:
 Investments in limited partnerships                    (42,496)      (271,886)
 Acquisition costs and fees                                   -         (1,585)
 Distributions from limited partnerships                  1,569              -
                                                     ----------    -----------

Net cash provided used by investing activities          (40,927)      (273,471)
                                                     ----------    -----------

Net decrease in cash and cash equivalents               (57,789)      (264,471)
                                                     ----------    -----------

Cash and cash equivalents, beginning of period          675,871      1,161,152
                                                     ----------    -----------

Cash and cash equivalents, end of period            $   618,082  $     897,077
                                                     ==========    ===========


                 See accompanying notes to financial statements
                                        6

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the audited financial statements and related notes thereto contained in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999 (audited).

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                               September 30, 1999
                                   (unaudited)

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

                               September 30, 1999
                                   (unaudited)

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

             WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the six months ended September 30, 1999 and the three months ended March 31, 1999:

                                         September 30, 1999    March 31, 1999
                                         ------------------    --------------

Investment balance, beginning of period      $    6,899,934   $     6,845,203
Equity in loss from limited partnerships           (319,482)         (187,528)
Capital Contributions paid, net of tax credit             -           201,611
adjusters
Capital Contributions payable                             -            50,378
Capitalized acquisition fees and costs                    -                27
Distributions from limited partnerships              (1,569)           (3,378)
Amortization of acquisition costs                   (12,788)           (6,379)
                                              -------------    --------------

Investment per balance sheet, end of period  $    6,566,095   $     6,899,934
                                              =============    ==============


Selected  financial  information  for the six months ended September 30 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                       1999              1998
                                                       ----              ----

Total revenue                                $      583,900   $       528,000
                                              -------------    --------------

Interest expense                                    265,100           343,000
Depreciation                                        258,600           268,000
Operating expenses                                  382,800           324,000
                                              -------------    --------------

Total Expenses                                      906,500           935,000
                                              -------------    --------------

Net loss                                     $     (322,500)  $      (407,000)
                                              =============    ==============

Net loss allocable to the Partnership        $     (314,820)  $      (353,430)
                                              =============    ==============

Net loss recognized by the Partnership       $     (319,482)  $      (402,452)
                                              =============    ==============

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1999
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $15,812 and $15,813 were incurred during the six months ended September 30, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the six months ended September 30, 1999 and 1998, respectively.

(a) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price received in connection with the sale or disposition of a Housing Complex. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited
     Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 16% through December 31, 2003, and
     (ii) 6% for the balance of the Partnership's term. No disposition fees have been paid.

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $19,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the six months ended September 30, 1999 and 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at September 30, 1998 and March 31, 1999:

                                  September 30, 1999      March 31, 1999
                                  ------------------      --------------

Asset management fee           $              (6,674)  $         (22,486)
Reimbursement due on
 expenses paid by affiliate                    2,557               2,990
                                  ------------------      --------------

Total related party payables   $              (4,117)  $         (19,496)
                                  ==================      ==============

NOTE 4 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at September 30, 1999 consisted primarily of $618,000 in cash and aggregate investments in the nine Local Limited Partnerships of $6,566,000. Liabilities at September 30, 1999 primarily consisted of $100,000 of payables to limited partnerships.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998. The Partnership's net loss for the three months ended September 30, 1999 was $(172,000), reflecting a decrease of $40,000 from the net loss experienced for the three months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $76,000 to $(132,000) for the three months ended September 30, 1999 from $(208,000) for the three months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was an increase in loss from operations of $36,000 for the three months ended September 30, 1999 to $(40,000), from $(4,000) for the three months ended September 30, 1998, due to a comparable increase in operating expenses.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. The Partnership's net loss for the six months ended September 30, 1999 was $(365,000), reflecting a decrease of $52,000 from the net loss experienced for the six months ended September 30, 1998. The decline in net loss is primarily due to equity in losses from limited partnerships which declined by $83,000 to $(319,000) for the six months ended September 30, 1999 from $(402,000) for the six months ended September 30, 1998. This decrease was a result of the Partnership not recognizing certain losses of the Local Limited Partnerships. The investments in such Local Limited Partnerships had reached $0 at September 30, 1999. Since the Partnership's liability with respect to its investments is limited, losses in excess of investment are not recognized. Along with the decrease in equity in losses from limited partnerships there was a increase in loss from operations of $31,000 for the six months ended September 30, 1999 to $(45,000), from $(14,000) for the six months ended September 30, 1998.

Cash Flows

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998. Net cash used during the six months ended September 30, 1999 was $(58,000) compared to a net use of cash for the six months ended September 30, 1998 of $(264,000). The change was due primarily to a decrease in investments in limited partnerships of $230,000, offset by an increase in operating activities of $26,000.

During the six months ended September 30, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $15,812. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at September 30, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

Impact of Year 2000

WNC & Associates, Inc.

Status of Readiness

Information Technology (IT) Systems. The Partnership relies on the IT systems of WNC, its general partner. IT systems include computer hardware and software used to produce financial reports and tax return information. This information is then used to generate reports to investors and regulatory agencies, including the Internal Revenue Service and the Securities and Exchange Commission. The IT systems of WNC are year 2000 compliant.

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. Except for one telephone system, the non-IT systems of WNC are year 2000 compliant. The one telephone system will require the replacement of one computer and one software application, both of which will be completed on or before December 15, 1999.

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

         NONE

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 6.  Exhibits and Reports on Form 8-K

         NONE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC.       General Partner



By:   /s/ John B. Lester, Jr.
John B. Lester, Jr., President
WNC & Associates, Inc.

Date: November 22, 1999



By:   /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: November 22, 1999