Form 10-Q
period 1999-12-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 2000-02-22
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

            x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 1999



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheets
      December 31, 1999 and March 31, 1999..................................3

    Statements of Operations
      For the three and nine months ended December 31, 1999 and 1998........4

    Statement of Partners' Equity (Deficit)
      For the nine months ended December 31, 1999...........................5

    Statements of Cash Flows
      For the nine months ended December 31, 1999 and 1998..................6

    Notes to Financial Statements ..........................................7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk........14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................................14

  Item 6. Exhibits and Reports on Form 8-K..................................14

  Signatures................................................................15

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS


                                                December 31, 1999      March 31, 1999
                                                -----------------      --------------
                                                  (unaudited)
                                     ASSETS

Cash and cash equivalents                       $         537,148    $        675,871
 Investment in limited partnerships - Note 2            6,391,386           6,899,934
 Receivables from affiliates                                   25                   -
 Loans to limited partnerships                             69,055                   -
                                                   --------------       -------------

                                                $       6,997,614    $      7,575,805
                                                   ==============       =============


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Payables to limited partnerships - Note 5                 106,867             142,124
 Accrued fees and expenses due to
  general partner and affiliates - Note 3       $          22,806    $        (19,496)
                                                   --------------       -------------

Total Liabilities                                         129,673             122,628
                                                   --------------       -------------

Partners' equity (deficit):
 General partner                                          (32,494)            (26,642)
 Limited partners (11,500 units issued
  and outstanding)                                      6,900,435           7,479,819
                                                   --------------       -------------

Total partners' equity                                  6,867,941           7,453,177
                                                   --------------       -------------

                                                $       6,997,614    $      7,575,805
                                                   ==============       =============

                 See accompanying notes to financial statements
                                        3

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

          For the Three and Nine Months Ended December 31, 1999 and1998
                                   (unaudited)

                                                     1999                               1998
                                         ------------------------------    --------------------------------

                                             Three             Nine             Three              Nine
                                             Months            Months           Months             Months
                                             ------            ------           ------             ------

Interest income                        $      7,927    $        5,654    $       9,308     $       35,136
                                         ----------      ------------      -----------       ------------

                                              7,927             5,654            9,308             35,136
                                         ----------      ------------      -----------       ------------

Operating expenses:
Amortization                                  6,394            19,182            6,394             19,182
Asset management fees - Note 3                7,906            23,718            7,906             23,719
Legal and accounting                          6,755            22,688                -              8,000
Other                                        39,281            37,505            1,934              5,720
                                         ----------      ------------      -----------       ------------

Total operating expenses                     60,336           103,093           16,234             56,621
                                         ----------      ------------      -----------       ------------

Loss from operations                        (52,409)          (97,439)          (6,926)           (21,485)

Equity in loss from
 limited partnerships                      (168,316)         (487,797)        (125,414)          (527,866)
                                         ----------      ------------      -----------       ------------

Net loss                               $   (220,725)   $     (585,236)   $    (132,340)    $     (549,351)
                                         ==========      ============      ===========       ============

Net loss allocated to:
 General partner                       $     (2,207)   $       (5,852)   $      (1,323)    $       (5,494)
                                         ==========      ============      ===========       ============

 Limited partners                      $   (218,518)   $     (579,384)   $    (131,017)    $     (543,857)
                                         ==========      ============      ===========       ============

Net loss per weighted limited
 partner unit (11,500 units issued
 and outstanding)                      $        (19)   $          (50)   $         (11)    $          (47)
                                         ==========      ============      ===========       ============


                 See accompanying notes to financial statements
                                        4

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Nine Months Ended December 31, 1999
                                   (unaudited)


                                                         General           Limited
                                                         Partner           Partners                Total
                                                         -------           --------               -----

Partners' equity (deficit), March 31, 1999        $      (26,642)    $    7,479,819     $     7,453,177

Net loss for the nine months ended
 December 31, 1999                                        (5,852)          (579,384)           (585,236)
                                                     -----------       ------------        ------------

Partners' equity (deficit), December 31, 1999     $      (32,494)    $    6,900,435     $     6,867,941
                                                     ===========       ============        ============



                 See accompanying notes to financial statements
                                        5

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 1999 and 1998
                                   (unaudited)


                                                                1999              1998
                                                                ----              ----
Cash flows from operating activities:
 Net loss                                             $     (585,236)  $      (549,351)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Equity in loss from limited partnerships                   487,797           527,866
  Amortization                                                19,182            19,182
  Asset management fees                                       23,718            23,719
  Change in receivables from affiliates                          (25)           31,646
  Change in other assets                                           -               189

  Accrued fees and expense due to
   general partner and affiliates                             18,584            20,645
                                                         -----------      ------------

Net cash provided by (used in) operating activities          (35,980)           73,896
                                                         -----------      ------------

Cash flows from investing activities:
 Investments in limited partnerships                        (104,312)         (271,888)
 Acquisition costs and fees                                        -            (1,584)
 Distributions from limited partnerships                       1,569               378
 Loans receivable                                                  -          (201,611)
                                                         -----------      ------------

Net cash  used in investing activities                      (102,743)         (474,705)
                                                         -----------      ------------

Net decrease in cash and cash equivalents                   (138,723)         (400,809)
                                                         -----------      ------------

Cash and cash equivalents, beginning of period               675,871         1,161,152
                                                         -----------      ------------

Cash and cash equivalents, end of period              $      537,148   $       760,343
                                                         ===========      ============


                 See accompanying notes to financial statements
                                        6

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1999
                                   (unaudited)

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

In the opinion of the Partnership, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of December 31, 1999 and the results of operations and changes in cash flows for the three months then ended. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

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

                                December 31, 1999
                                   (unaudited)

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

                                December 31, 1999
                                   (unaudited)

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

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS

As of the periods presented, the Partnership had acquired limited partnership interests in ten Local Limited Partnerships each of which owns one Housing Complex consisting of an aggregate of 314 apartment units. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

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

                                December 31, 1999
                                   (unaudited)

NOTE 2 - INVESTMENT IN LIMITED PARTNERSHIPS,  CONTINUED

The following is a summary of the equity method activity of the investment in Local Limited Partnerships for the nine months ended December 31, 1999 and the three months ended March 31, 1999:

                                          December 31, 1999     March 31, 1999
                                          -----------------     --------------

Investment balance, beginning of period        $  6,899,934      $   6,845,203
Equity in loss from limited partnerships           (487,797)          (187,528)
Capital Contributions paid, net of tax credit             -            201,611
adjusters
Capital Contributions payable                             -             50,378
Capitalized acquisition fees and costs                    -                 27
Distributions from limited partnerships              (1,569)            (3,378)
Amortization of acquisition costs                   (19,182)            (6,379)
                                                 ----------         ----------

Investment per balance sheet, end of period    $  6,391,386      $   6,899,934
                                                 ==========         ==========


Selected  financial  information  for the nine months ended December 31 from the
combined  financial   statements  of  the  limited  partnerships  in  which  the partnership has invested is as follows:

                                                       1999               1998
                                                       ----               ----

Total revenue                                  $    894,100      $     809,000
                                                 ----------         ----------

Interest expense                                    364,400            323,000
Depreciation                                        405,700            470,000
Operating expenses                                  616,700            550,000
                                                 ----------         ----------

Total Expenses                                    1,386,800          1,343,000
                                                 ----------         ----------

Net loss                                       $   (492,700)     $    (534,000)
                                                 ==========         ==========

Net loss allocable to the Partnership          $   (487,797)     $    (527,866)
                                                 ==========         ==========

Net loss recognized by the Partnership         $   (487,797)     $    (527,866)
                                                 ==========         ==========

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1999
                                   (unaudited)

NOTE 3- RELATED PARTY TRANSACTIONS

(a) Annual Asset Management Fee. An annual asset management fee of the greater of (i) $2,000 per multi-family housing complex or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on changes in the Consumer Price Index, however in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" means the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of indebtedness related to the Housing Complexes. Fees of $23,718 and $23,719 were incurred during the nine months ended December 31, 1999 and 1998, respectively. The Partnership paid the General Partner or its affiliates $0 of those fees during the nine months ended December 31, 1999 and 1998, respectively.

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

(c) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $19,000 for the General Partner for the year ended December 31, 1998. The General Partner is also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partner during the nine months ended December 31, 1999 and 1998.

Accrued fees and advance due to affiliates of the General Partner included in the balance sheet consist of the following at December 31, 1998 and March 31, 1999:

                                     December 31, 1999           March 31, 1999
                                     -----------------           --------------

Asset management fee            $                1,232      $           (22,486)
Reimbursement due on expenses
 paid by affiliate                              21,574                    2,990
                                     -----------------           --------------

Total related party payables    $               22,806      $           (19,496)
                                     =================           ==============


NOTE 4 - INCOME TAXES

No provision for income taxes has been made, as the liability for income taxes is an obligation of the partners of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Partnership's assets at December 31, 1999 consisted primarily of $537,000 in cash and aggregate investments in the nine Local Limited Partnerships of $6,391,000. Liabilities at December 31, 1999 primarily consisted of $107,000 of payables to limited partnerships.

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998. The Partnership's net loss for the three months ended December 31, 1999 was $(221,000), reflecting an increase of $89,000 from the net loss experienced for the three months ended December 31, 1998. The increase in net loss is primarily due to an increase in equity in loss from limited partnerships which increased by $43,000 to $(168,000) for the three months ended December 31, 1999 from $(125,000) for the three months ended December 31, 1998. Along with the increase in equity in loss from limited partnerships there was an increase in loss from operations of $45,000 for the three months ended December 31, 1999 to $(52,000), from $(7,000) for the three months ended December 31, 1998, due to a comparable increase in operating expenses.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. The Partnership's net loss for the nine months ended December 31, 1999 was $(585,000), reflecting an increase of $36,000 from the net loss experienced for the nine months ended December 31, 1998. The increase in net loss is primarily due to an increase in loss from operations of $76,000 for the nine months ended December 31, 1999 to $(97,000), from $(21,000) for the nine months ended December 31, 1998. Offsetting the increase in net loss from operations was a decrease in equity in losses from limited partnerships which declined by $40,000 to $(488,000) for the nine months ended December 31, 1999 from $(528,000) for the nine months ended December 31, 1998.

Cash Flows

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998. Net cash used during the nine months ended December 31, 1999 was $(139,000) reflecting a decrease of $262,000 compared to a net use of cash for the nine months ended December 31, 1998 of $(401,000). The change was due primarily to a decrease in payments for investments in limited partnerships of $168,000 and a decrease in payments for loans receivable of $202,000, offset by an increase in operating activities of $110,000.

During the nine months ended December 31, 1999 and 1998, accrued payables, which consist primarily of related party management fees due to the General Partner, increased by $42,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at December 31, 1999, to be sufficient to meet all currently foreseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC.       General Partner



By:   /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., President
WNC & Associates, Inc.

Date: February 22, 2000



By:   /s/ Michael L. Dickenson
Michael L. Dickenson, Vice President - Chief Financial Officer
WNC & Associates, Inc.

Date: February 22, 2000