Form 10-K
period 2000-03-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 2000-08-03
CIK 921052

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

The general partner of the Partnership is WNC California Tax Credit Partners IV, L.P. (the "General Partner"). WNC & Associates, Inc. ("Associates") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of Associates. Wilfred N. Cooper, Jr., President of Associates, owns 3.6% of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

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

As of March 31, 2000, the Partnership had invested in 10 Local Limited Partnerships. Each of these Local Limited Partnerships owns a Housing Complex that is eligible for the federal Low Income Housing Credit and four of them were eligible for the California Low Income Housing Credits. Certain Local Limited Partnerships may also benefit from government programs promoting low- or moderate-income housing.

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

                                                    ------------------------------  ------------------------------------------------
                                                         As of March 31, 2000                    As of December 31, 1999
                                                    ------------------------------  ------------------------------------------------
                                                     Partnership's                                        Estimated    Encumbrances
                                                     Total Investment  Amount of                          Low Income   of Local
                               General Partner       in Local Limited  Investment    Number     Occu-     Housing      Limited
Partnership Name   Location    Name                  Partnerships      Paid to Date  of Units   pancy     Credits      Partnerships
------------------------------------------------------------------------------------------------------------------------------------
Chadron            Chadron,    Retro Development, Inc.   $    483,000  $   472,000     16      100%   $   1,029,000   $     800,000
Apartments I, L.P. Nebraska


Colonial Village   Auburn,     S.P. Thomas Company
Auburn             California  of Northern California
                               and Project Go, Inc.,
                               a California Non-profit
                               Corporation                  2,979,000    2,979,000     56       98%       4,115,000       2,063,000

Eagleville         Eagleville, Kenneth M. Vitor and
Associates I, L.P. Missouri    Joseph A. Shepard               79,000       79,000     16      100%         145,000         354,000

Havana Associates  Havana,     Joseph A. Shepard              252,000      237,000     16       81%         360,000         821,000
I, L.P.            Illinois

Maharlika, Ltd.    Stockton,   Daniels C. Logue and
                   California  Cyrus Youssefi               1,524,000    1,524,000     69       81%       1,958,000       1,562,000

Pawnee Associates  Pawnee,     Kenneth M. Vitor and
I, L.P.            Illinois    Joseph A. Shepard              130,000      130,000     20       90%         239,000         536,000

Rancheria Village  Santa       Community Housing
Apartments, a      Barbara,    Program, Inc., Richard A.
California         California  Bialosky, Detlev Peikert,
Limited                        Francis C. Thompson,
Partnership                    Peter Koelsch, and Real
                               Estate Concepts, Inc.          950,000      950,000     14      100%       1,335,000         987,000

Sycamore Hills     Salem,      Larry A. Swank and Lance
L.P.               Indiana     A. Swank                       185,000      185,000     24       92%         346,000         750,000

Wills Point        Wills       1600 Capital Company, Inc.     234,000      234,000     36       86%         395,000         977,000
Crossing, L.P.     Point,
                   Texas

Woodlake Valencia  Woodlake,   Philip R. Hammond, Jr.
Partners           California  and Diane M. Hammond         1,798,000    1,798,000     47       98%       2,522,000         952,000
                                                           ----------   ----------   ----      ----      ----------      ----------
                                                         $  8,614,000  $ 8,588,000    314       93%   $  12,444,000   $   9,802,000
                                                           ==========   ==========   ====      ====      ==========      ==========

                                       5

                                       -----------------------------------------
                                         For the year ended December 31, 1999
                                       -----------------------------------------

                                                             Low Income Housing
                                       Rental        Net     Credit Allocated to
Partnership Name                       Income        Loss    Partnership
--------------------------------------------------------------------------------

Chadron Apartments I, L.P.       $     69,000  $   (78,000)        99%

Colonial Village Auburn               374,000     (162,000)        99%

Eagleville Associates I, L.P.          47,000      (16,000)        99%

Havana Associates I, L.P.              22,000      (22,000)     99.89%

Maharlika, Ltd.                       117,000     (237,000)        99%

Pawnee Associates I, L.P.              59,000      (29,000)        99%

Rancheria Village Apartments, a
California Limited Partnership        105,000      (68,000)        99%

Sycamore Hills L.P.                    85,000      (15,000)        99%

Wills Point Crossing, L.P.            119,000       (2,000)        99%

Woodlake Valencia Partners            109,000     (182,000)        99%
                                    ---------    ---------
                                 $  1,106,000  $  (811,000)
                                    =========    =========



* Results of Chadron Apartments I, L.P. have not been audited. See Note 2 to the financial statements and report of the independent certified public accountants included elsewhere herein.

Item 3.  Legal Proceedings

The Partnership has an investment consisting of a 99% limited partnership interest in Chadron Apartments I, Limited Partnership ("Chadron"), a Nebraska limited partnership. Chadron, together with five other Local Limited Partnerships in two other low-income housing tax credit funds sponsored by WNC (collectively referred to as the "Defendants"), is a defendant in a lawsuit. The lawsuit has been filed by eight partnerships (the "Plaintiffs") and seeks recovery of $811,715. All of the Defendants involved in the lawsuit had the same general partner and the Plaintiffs allege that the local general partner accepted funds from them and improperly loaned those funds to the Defendants.

The Defendants have filed actions against the general partner for violating the limited partnership agreements and for breach of fiduciary duties. During 1999, the Defendants held a partners' meeting and voted to remove the local general partner. A receiver was appointed by the District Court of Douglas County, Nebraska to oversee the operations of the Defendants as a result of an injunction filed against the local general partner by the defendants to prevent the local general partner from further acting as the general partner of the Defendants.

Chadron may not be successful in its defense of the aforementioned litigation and, as a result, the Partnership may lose its investment in Chadron and be subject to tax credit recapture.

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

(b)  At March 31, 2000, there were 438 Limited Partners.

(c) The Partnership was not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships.

(d) No unregistered securities were sold by the Partnership during the year ended March 31, 2000.

Item 5b.

NOT APPLICABLE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

                                                March 31                              December 31
                                         ------------------------  --------------------------------------------------
                                            2000         1999         1998         1997         1996         1995
                                         -----------  -----------  -----------  -----------  -----------  -----------
ASSETS

Cash and cash equivalents              $    497,221 $    675,871 $    760,343 $  1,147,906 $  2,614,756 $  3,827,214
Receivables from affiliates                      25            -            -       31,646      121,825            -
Loans receivable                                  -            -      201,611            -            -            -
Investments in limited
 partnerships, net                        6,052,638    6,899,934    6,845,203    7,622,211    8,467,424    8,494,018
Other assets                                      -            -            -            -       12,912       25,824
                                         -----------  -----------  -----------  -----------  -----------  -----------

                                       $  6,549,884 $  7,575,805 $  7,807,157 $  8,801,763 $ 11,216,917 $ 12,347,056
                                         ===========  ===========  ===========  ===========  ===========  ===========
LIABILITIES

Payable to limited partnerships        $     25,977 $    142,124 $     91,746 $    363,634 $  1,929,597 $  2,785,857
Accrued expenses                             23,835            -            -            -            -            -
Accrued fees and expenses
 due to general partner
 and affiliates                               8,124      (19,496)      62,779        6,445       43,755      102,526

PARTNERS' EQUITY                          6,491,948    7,453,177    7,652,632    8,431,684    9,243,565    9,458,673
                                         -----------  -----------  -----------  -----------  -----------  -----------

                                       $  6,549,884 $  7,575,805 $  7,807,157 $  8,801,763 $ 11,216,917 $ 12,347,056
                                         ===========  ===========  ===========  ===========  ===========  ===========

Selected results of operations, cash and other information for the Partnership is as follows:

                            For the
                           Year Ended    For the Three Months                     For the Years Ended
                            March 31        Ended March 31                            December 31
                          -----------  ------------------------   --------------------------------------------------
                             2000          1999         1998         1998          1997         1996         1995
                          -----------  -----------  -----------   -----------   ----------   ----------   ----------
                                                    (Unaudited)
Income (loss) from
 operations             $   (93,638)  $   (11,927)  $   (7,453)  $  (28,938) $    (5,242) $    70,901  $    23,654
Equity in losses of
 limited partnerships      (817,069)     (187,528)    (222,248)    (750,114)    (806,639)    (528,288)    (100,224)
Other expenses and
 losses                     (50,522)            -            -            -            -            -            -
                          ----------   -----------  -----------  -----------   ----------   ----------   ----------

Net loss                $  (961,229)  $  (199,455)  $ (229,701)  $ (779,052) $  (811,881) $  (457,387) $   (76,570)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

Net loss allocated to:
 General Partner        $    (9,612)  $    (1,995)  $   (2,297)  $   (7,791) $    (8,119) $    (4,574) $      (766)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

 Limited Partners       $  (951,617)  $  (197,460)  $ (227,404)  $ (771,261) $  (803,762) $  (452,813) $   (75,804)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

Net loss per limited
 partner unit           $    (82.75)  $    (17.17)  $   (19.77)  $   (67.07) $    (69.89) $    (39.38) $     (8.68)
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========

Outstanding weighted
 limited partner units       11,500        11,500       11,500       11,500       11,500       11,500        8,735
                          ==========   ===========  ===========  ===========   ==========   ==========   ==========


                                       8

                            For the
                           Year Ended    For the Three Months                     For the Years Ended
                            March 31        Ended March 31                            December 31
                          -----------  ------------------------   --------------------------------------------------
                             2000          1999         1998         1998         1997         1996         1995
                          -----------  -----------  -----------   -----------   ----------   ----------   ----------
                                                    (Unaudited)
Net cash provided by
 (used in):
 Operating activities  $   (67,091) $   (87,823) $    10,707 $     84,603  $   123,268  $   108,678  $    26,322
 Investing activities     (111,559)       3,351        2,539     (472,166)  (1,552,808)  (1,382,819)  (1,979,131)
 Financing activities            -            -            -            -      (37,310)      61,683    5,295,252
                         ----------  -----------  -----------  -----------   ----------   ----------   ----------

Net change in cash
 and cash equivalents     (178,650)     (84,472)      13,246     (387,563)  (1,466,850)  (1,212,458)   3,342,443


Cash and cash
 equivalents,
 beginning of period       675,871      760,343    1,147,906    1,147,906    2,614,756    3,827,214      484,771
                         ----------  -----------  -----------  -----------   ----------   ----------   ----------

Cash and cash
 equivalents,
 end of period         $   497,221  $   675,871  $ 1,161,152 $    760,343  $ 1,147,906  $ 2,614,756  $ 3,827,214
                         ==========  ===========  ===========  ===========   ==========   ==========   ==========

Low Income Housing Credit per limited partner unit was as follows for the year ended December 31:

                            1999           1998            1997             1996            1995             1994
                         ------------  --------------  --------------   --------------  --------------  ---------------

Federal                  $       102    $        99     $        86     $         64   $          21   $            -
State                             27             67              91               70              70                -
                          -----------     ----------      ----------       ----------    ------------     ------------
Total                    $       129    $       166     $       177     $        134   $          91   $            -
                          ===========     ==========      ==========       ==========    ============     ============




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Uncertainty with respect to Chadron Investments

The Partnership has an investment, accounted for under the equity method, consisting of a 99% limited partnership investment in Chadron Apartments I, Limited Partnership ("Chadron"), a Nebraska limited partnership. The investment in Chadron carried on the Partnership's balance sheet at March 31, 2000 totals $329,597 (which represents approximately 5% of total investment in limited partnerships of the Partnership). The Partnership has reflected equity in the net losses of Chadron totaling $82,794 ($(7.20) per limited partnership unit) for the year ended March 31, 2000.

Chadron, together with five other Local Limited Partnerships in two other low income housing tax credit funds sponsored by WNC (collectively referred to as the "Defendants"), is a defendant in a lawsuit. The lawsuit has been filed by eight partnerships (the "Plaintiffs") and seeks recovery of $811,715. All of the Defendants involved in the lawsuit had the same general partner and the Plaintiffs allege that the local general partner accepted funds from them and improperly loaned those funds to the Defendants. The Defendants have filed actions against the general partner for violating the limited partnership agreements and for breach of fiduciary duties. During 1999, the Defendants held a partners' meeting and voted to remove the local general partner. A receiver was appointed by the District Court of Douglas County, Nebraska to oversee the operations of the Defendants as a result of an injunction filed against the local general partner by the defendants to prevent the local general partner from further acting as the general partner of the Defendants.

Legal costs in the amount of $31,645 were incurred through March 31, 2000, including an accrual for management's estimate of future legal costs of $16,667, which is the Partnership's prorated portion of the collective accrual of $100,000 booked across the three affected WNC sponsored low income housing tax credit funds. In addition, the Partnership has accrued $5,000 for estimated additional audit fees and recognized approximately $3,300 for estimated costs related to the receivership, which is included in other expenses.

The independent auditors engaged to perform an audit of Chadron's financial statements as of and for the year ended December 31, 1999 were unable to form an opinion on those financial statements due to the lack of general ledger information for a period of approximately three months, the inability to obtain reliable confirmations of advances to/notes receivable from the former general partner and the inability to obtain a management representation letter from the former management company which is an affiliate of the former general partner. As a result, the Partnership has not included the financial information of Chadron in the combined condensed financial statements presented in Note 3. The combined condensed financial information for previous periods presented has been restated to exclude the accounts of Chadron.

The Partnership has recognized equity in losses of Chadron totaling $82,794 for the year ended March 31, 2000 based on nine months of reported results provided by Chadron and on three months of results estimated by management of the Partnership. Such estimates may be materially misstated due to the lack of corroborative financial information, as discussed above.

The accompanying financial statements have been prepared assuming that the Partnership will be able to realize its investment in Chadron. Chadron is a defendant in the litigation described above and may owe substantial liabilities not currently reflected in its financial statements in the event a judgment is rendered against Chadron. In addition, Chadron has and is currently experiencing substantial negative cash flows from operations and is currently in default on its construction loan. Chadron may not be able to refinance its construction loan into a permanent loan, which would increase cash flow from operations. Furthermore, the Partnership may have to sell its investment in Chadron. If the construction loan is not refinanced, the construction lender may foreclose on Chadron. In addition, Chadron may not be successful in its defense of the aforementioned litigation. As a result, the Partnership may lose its investment in Chadron and be subject to tax credit recapture. There is an uncertainty as to the amounts the Partnership will ultimately realize from its investment in Chadron. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

The Partnership's assets at March 31, 2000 consisted primarily of $497,000 in cash and aggregate investments in the ten Local Limited Partnerships of $6,053,000. Liabilities at March 31, 2000 primarily consisted of $26,000 due to limited partnerships, $24,000 of accrued expenses and $8,000 due to the general partner of affiliates for annual management and advances.

Results of Operations

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. The Partnership's net loss for the year ended March 31, 2000 was $(961,000), reflecting an increase of $182,000 from the net loss experienced for the year ended December 31, 1998. The increase in net loss is primarily due to equity in losses of limited partnerships which increased by $67,000 to $(817,000) for the year ended March 31, 2000 from $(750,000) for the year ended December 31, 1998. The increase in equity in losses of limited partnerships is due to the acquisition of a Local Limited Partnership, Havana Associates I, in 1999 and the completion of construction of that Local Limited Partnership during the current fiscal year. The losses of this Local Limited Partnership recognized by the Partnership for the year ended March 31, 2000 were $(28,000). In addition, one Local Limited Partnership, Colonial Village - Auburn, experienced significantly higher maintenance costs, taxes and insurance and other expenses which resulted in the Partnership recognizing $(169,000) of losses of this Local Limited Partnership for the year ended March 31, 2000 as compared to $(128,000) for the year ended December 31, 1998. In addition, the Partnership experienced a decrease in interest income of $15,000 resulting from a decrease in cash due to capital contributions paid to Local Limited Partnerships of $318,000 since December 31, 1998. The Partnership also experienced an increase in operating expenses paid to third parties of $50,000 due to the litigation related to Chadron Apartments I. Additionally, the Partnership recognized losses on sale of securities of approximately $(51,000) for the year ended March 31, 2000 as compared to $0 for the year ended December 31, 1998. The realized loss experienced from the sale of securities was the result of market fluctuations that reduced the values of certain tax-exempt investments by $(21,522). In order to avoid future losses, these investments were liquidated prior to maturity and deferred brokerage charges paid upon liquidation amounted to an additional $(29,000). The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future.

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

Cash Flows

Year Ended March 31, 2000 Compared to Year Ended December 31, 1998. Net cash used during the year ended March 31, 2000 was $(179,000), compared to net cash used for the year ended December 31, 1998 of $(388,000). Net cash flows from operating activities decreased by $152,000 to net cash used in operating activities of $(67,000) for the year ended March 31, 2000 compared to net cash provided by operating activities of $85,000 for the year ended December 31, 1998. This decrease was primarily due to changes in operating results as discussed under Results of Operations. Net cash flows used in investing activities decreased by $361,000 to $(112,000) for the year ended March 31, 2000 from $(472,000) due primarily to a decrease in capital contributions paid to Local Limited Partnerships of $156,000, a decrease in cash paid for pre-development loans receivable of $202,000 and an increase in distributions received from Local Limited Partnerships of $3,000.

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

During the year ended March 31, 2000 and the three months ended March 31, 1999, accrued fees and expenses due to general partner and affiliates, which include related party management fees due to Associates, increased by $28,000 and decreased by $82,000, respectively.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2000, to be sufficient to meet all currently foreseeable future cash requirements.

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

Non-IT Systems. The Partnership also relies on the non-IT systems of WNC. Non-IT systems include machinery and equipment such as telephones, voice mail and electronic postage equipment. The non-IT systems of WNC are year 2000 compliant.

Service Providers. WNC also relies on the IT and non-IT systems of service providers. Service providers include utility companies, financial institutions, telecommunications carriers, municipalities, and other outside vendors. WNC has obtained verbal assurances from its material service providers (electrical power provider, financial institutions and telecommunications carriers) that their IT and non-IT systems are year 2000 compliant. To date, WNC has not encountered significant year 2000 issues or business disruptions from its service providers.

Costs to Address Year 2000 Issues

The cost to address year 2000 issues for WNC has been less than $25,000.

Risk of Year 2000 Issues

Although WNC has encountered no significant year 2000 issues to date, the most reasonable and likely result from non-year 2000 compliance of systems of the service providers noted above would be the disruption of normal business operations for WNC. This disruption could, in turn, lead to delays in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst case scenario would be the replacement of a service provider. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Local Limited Partnerships

Status of Readiness

To date, WNC and the Partnership have encountered no significant year 2000 issues with respect to the Local Limited Partnerships.

Costs to Address Year 2000 Issues

There has been and will be no cost to the Partnership as a result of assessing year 2000 issues for the Local Limited Partnerships. Although no significant year 2000 issues have been encountered to date, the cost to deal with potential year 2000 issues of the Local Limited Partnerships cannot be estimated at this time.

Risk of Year 2000 Issues

Although no significant year 2000 issues have been encountered to date, there can be no assurance that the Partnership will be unaffected by year 2000 issues. The most reasonable and likely result from non-year 2000 compliance will be the disruption of normal business operations for the Local Limited Partnerships, including but not limited to the possible failure to properly collect rents and meet their obligations in a timely manner. This disruption would, in turn, lead to delays by the Local Limited Partnerships in performing reporting and fiduciary responsibilities on behalf of the Partnership. The worst-case scenario would include the initiation of foreclosure proceedings on the property by mortgage debt holders. Under these circumstances, WNC or its affiliates will take actions necessary to minimize the risk of foreclosure, including the removal and replacement of a Local General Partner by the Partnership. These delays would likely be temporary and would likely not have a material effect on the Partnership or WNC.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8.  Financial Statements and Supplementary Data

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4

We have audited the accompanying balance sheets of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") as of March 31, 2000 and 1999, and December 31, 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. A significant portion of the financial statements of the limited partnerships in which the Partnership is a limited partner were audited by other auditors whose reports have been furnished to us. As discussed in Note 3 to the financial statements, the Partnership accounts for its investments in limited partnerships using the equity method. The portion of the Partnership's investment in limited partnerships audited by other auditors represented 77%, 73% and 73% of the total assets of the Partnership at March 31, 2000 and 1999, and December 31, 1998, respectively. Our opinion, insofar as it relates to the amounts included in the financial statements for the limited partnerships which were audited by others, is based solely on the reports of the other auditors.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

As more thoroughly discussed in Note 2 to the financial statements, the independent auditors engaged to perform an audit of Chadron Apartments I, L.P. ("Chadron"), a Nebraska limited partnership's financial statements as of and for the year ended December 31, 1999 were unable to express an opinion on those financial statements. The investment in Chadron carried on the Partnership's balance sheet at March 31, 2000 totals $329,597 (which represents approximately 5% of total investment in limited partnerships of the Partnership). The Partnership has reflected equity in the net losses of Chadron totaling $82,794 ($(7.20) per limited partnership unit) for the year ended March 31, 2000.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had the independent auditors been able to form an opinion on Chadron's financial statements, the financial statements referred to above present fairly, in all material respects, the financial position of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) as of March 31, 2000 and 1999, and December 31, 1998, and the results of its operations and its cash flows for the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                /s/ BDO SEIDMAN, LLP
                                    BDO SEIDMAN, LLP

Orange County, California
June 26, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


We have audited the statements of operations, partners' equity (deficit) and cash flows of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the limited partnerships in which WNC California Housing Tax Credits IV, L.P., Series 4 is a limited partner. These investments, as discussed in Note 3 to the financial statements, are accounted for by the equity method. The investments in these limited partnerships represented 87% of the total assets of WNC California Housing Tax Credits IV, L.P., Series 4 at December 31, 1997. Substantially all of the financial statements of the limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of WNC California Housing Tax Credits IV, L.P., Series 4 (a California Limited Partnership) for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                               /s/ CORBIN & WERTZ
                                   CORBIN & WERTZ


Irvine, California
April 10, 1998

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                 March 31                 December 31
                                                       ------------------------------    ---------------
                                                           2000             1999              1998
                                                       --------------   -------------    ---------------
ASSETS

Cash and cash equivalents                            $       497,221  $      675,871   $        760,343
Receivables from affiliates                                       25               -                  -
Loans receivable (Note 7)                                          -               -            201,611
Investments in limited partnerships (Note 2 and 3)         6,052,638       6,899,934          6,845,203
                                                       --------------   -------------    ---------------

                                                     $     6,549,884  $    7,575,805   $      7,807,157
                                                       ==============   =============    ===============
LIABILITIES AND PARTNERS' EQUITY
  (DEFICIT)

Liabilities:
 Payable to limited partnerships (Note 5)            $        25,977  $      142,124   $         91,746
 Accrued expenses                                             23,835               -                  -
 Accrued fees and expenses due to General
  Partner and affiliates (Note 4)                              8,124         (19,496)            62,779
                                                       --------------   -------------    ---------------

   Total liabilities                                          57,936         122,628            154,525
                                                       --------------   -------------    ---------------
Commitments and contingencies

Partners' equity (deficit):
 General partner                                             (36,254)        (26,642)           (24,647)
 Limited partners (25,000 units authorized,
  11,500 units issued and outstanding)                     6,528,202       7,479,819          7,677,279
                                                       --------------   -------------    ---------------

   Total partners' equity                                  6,491,948       7,453,177          7,652,632
                                                       --------------   -------------    ---------------

                                                     $     6,549,884  $    7,575,805   $      7,807,157
                                                       ==============   =============    ===============

See independent auditors' report and accompanying notes to financial statements
                                       17

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                                  For the
                                                                   Three
                                                  For the          Months
                                                 Year Ended        Ended            For the Years Ended
                                                  March 31        March 31              December 31
                                                -------------   ------------   -----------------------------
                                                    2000           1999            1998            1997
                                                -------------   ------------   ------------    -------------
Interest income                             $       31,345  $       7,756  $       46,032   $      65,307
                                              -------------   ------------    ------------   -------------
Operating expenses:
 Amortization (Note 3)                              25,639          6,379          25,561          25,419
 Asset management fees (Note 4)                     31,625          7,906          31,625          31,625
 Other expenses                                     67,719          5,398          17,784          13,505
                                              -------------   ------------    ------------   -------------

  Total operating expenses                         124,983         19,683          74,970          70,549
                                              -------------   ------------    ------------   -------------

Loss from operations                               (93,638)       (11,927)        (28,938)         (5,242)

Other expenses and losses:
 Equity in losses of limited
  partnerships (Note 3)                           (817,069)      (187,528)       (750,114)       (806,639)
 Loss from sale of securities (Note 8)             (50,522)             -               -               -
                                              -------------   ------------    ------------   -------------

Total other expenses and losses                   (867,591)      (187,528)       (750,114)       (806,639)
                                              -------------   ------------    ------------   -------------

Net loss                                    $     (961,229) $    (199,455) $     (779,052)  $    (811,881)
                                              =============   ============    ============   =============
Net loss allocated to:
 General partner                            $       (9,612) $      (1,995) $       (7,791)  $      (8,119)
                                              =============   ============    ============   =============

 Limited partners                           $     (951,617) $    (197,460) $     (771,261)  $    (803,762)
                                              =============   ============    ============   =============

Net loss per limited partner unit           $       (82.75) $      (17.17) $       (67.07)  $      (69.89)
                                              =============    ===========    ============   =============

Outstanding weighted limited
 partner units                                      11,500         11,500          11,500          11,500
                                              =============   ============    ============   =============


See independent auditors' report and accompanying notes to financial statements
                                       18

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

                       For The Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            --------------    ---------------     ---------------

Partners' equity (deficit) at January 1, 1997             $        (8,737)  $      9,252,302    $      9,243,565


Net loss                                                           (8,119)          (803,762)           (811,881)
                                                            --------------    ---------------     ---------------

Partners' equity (deficit) at December 31, 1997                   (16,856)         8,448,540           8,431,684

Net loss                                                           (7,791)          (771,261)           (779,052)
                                                            --------------    ---------------     ---------------

Partners' equity (deficit) at December 31, 1998                   (24,647)         7,677,279           7,652,632

Net loss                                                           (1,995)          (197,460)           (199,455)
                                                            --------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 1999                      (26,642)         7,479,819           7,453,177

Net loss                                                           (9,612)          (951,617)           (961,229)
                                                            --------------    ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $       (36,254)  $      6,528,202    $      6,491,948
                                                            ==============    ===============     ===============

See independent auditors' report and accompanying notes to financial statements
                                       19

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                        For the
                                                                         Three
                                                        For the          Months
                                                       Year Ended        Ended            For the Years Ended
                                                        March 31        March 31              December 31
                                                      -------------   ------------   -----------------------------
                                                          2000           1999            1998            1997
                                                      -------------   ------------   ------------    -------------
Cash flows from operating activities:
 Net loss                                             $   (961,229) $   (199,455)  $   (779,052)  $   (811,881)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Amortization                                              25,639         6,379         25,561         25,419
  Equity in losses of limited partnerships                 817,069       187,528        750,114        806,639
  Change in receivables from affiliates                        (25)            -         31,646         90,179
  Change in other assets                                         -             -              -         12,912
  Change in accrued expenses                                23,835             -              -              -
  Change in accrued fees and expenses due
   to general partner and affiliates                        27,620       (82,275)        56,334              -
                                                        -----------   -----------    -----------    -----------
Net cash provided by (used in) operating
 activities                                                (67,091)      (87,823)        84,603        123,268
                                                        -----------   -----------    -----------    -----------
Cash flows from investing activities:
 Investments in limited partnerships, net                 (116,147)     (201,611)      (271,888)    (1,555,241)
 Capitalized acquisition costs and fees                     (1,921)          (27)        (1,584)        (3,567)
 Distributions from limited partnerships                     6,509         3,378          2,917          6,000
 Loans receivable                                                -       201,611       (201,611)             -
                                                        -----------   -----------    -----------    -----------
Net cash provided by (used in) investing
 activities                                               (111,559)        3,351       (472,166)    (1,552,808)
                                                        -----------   -----------    -----------    -----------
Cash flows from financing activities:
 Payments to affiliates or general
  partner, net                                                   -             -              -        (37,310)
                                                        -----------   -----------    -----------    -----------

Net cash used in financing activities                            -             -              -        (37,310)
                                                        -----------   -----------    -----------    -----------

Net decrease in cash and
 cash equivalents                                         (178,650)      (84,472)      (387,563)    (1,466,850)

Cash and cash equivalents, beginning
 of period                                                 675,871       760,343      1,147,906      2,614,756
                                                        -----------   -----------    -----------    -----------

Cash and cash equivalents, end of period              $    497,221   $   675,871   $    760,343   $  1,147,906
                                                        ===========   ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                          $        800   $         -   $        800   $        800
                                                        ===========   ===========    ===========    ===========

                 See accompanying notes to financial statements
                                       20

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

The general partner is WNC California Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 3.6% of the outstanding stock of WNC.

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

After the limited partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 4) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the limited partners (in proportion to their respective investments) and 10% to the General Partner.

Change in Reporting Year End

In 1999, the Partnership elected to change its year end for financial reporting purposes from December 31 to March 31. All financial information reflected in the financial statements and related footnotes has been adjusted for this change in year end except for the combined condensed financial information relating to the Local Limited Partnerships included in Note 3.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Method of Accounting For Investments in Limited Partnerships

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnership's results of operations and for any distributions received. The accounting policies of the Local Limited Partnership's are consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investment in limited partnerships are capitalized as part of the investment account and are being amortized over 30 years (see Note 3).

Losses from limited partnerships for the years ended December 31, 1998 and 1997 have been recorded by the Partnership based on reported results provided by the Local Limited Partnerships. Losses from limited partnerships for the three months ended March 31, 1999 have been estimated by management of the Partnership. Losses from Local Limited Partnerships for the year ended March 31, 2000 have been recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships and on three months of results estimated by management of the Partnership. Losses from limited partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of March 31, 2000 and 1999, and December 31, 1998 the Partnership had cash equivalents of $450,000, $609,587 and $750,309, respectively.

Concentration of Credit Risk

At March 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partnership unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENT IN CHADRON

The Partnership has an investment, accounted for under the equity method, consisting of a 99% limited partnership investment in Chadron Apartments I, Limited Partnership ("Chadron"), a Nebraska limited partnership. The investment in Chadron carried on the Partnership's balance sheet at March 31, 2000 totals $329,597 (which represents approximately 5% of total investment in limited partnerships of the Partnership). The Partnership has reflected equity in the net losses of Chadron totaling $82,794 ($(7.20) per limited partnership unit) for the year ended March 31, 2000.

Chadron, together with five other Local Limited Partnerships in two other low income housing tax credit funds sponsored by WNC (collectively referred to as the "Defendants"), is a defendant in a lawsuit. The lawsuit has been filed by eight partnerships (the "Plaintiffs") and seeks recovery of $811,715. All of the Defendants involved in the lawsuit had the same general partner and the Plaintiffs allege that the local general partner accepted funds from them and improperly loaned those funds to the Defendants. The Defendants have filed actions against the general partner for violating the limited partnership agreements and for breach of fiduciary duties. During 1999, the Defendants held a partners' meeting and voted to remove the local general partner. A receiver was appointed by the District Court of Douglas County, Nebraska to oversee the operations of the Defendants as a result of an injunction filed against the local general partner by the defendants to prevent the local general partner from further acting as the general partner of the Defendants.

Legal costs in the amount of $31,645 were incurred through March 31, 2000, including an accrual for management's estimate of future legal costs of $16,667, which is the Partnership's prorated portion of the collective accrual of $100,000 booked across the three affected WNC sponsored low income housing tax credit funds. In addition, the Partnership has accrued $5,000 for estimated additional audit fees and recognized approximately $3,300 for estimated costs related to the receivership, which is included in other expenses.

The independent auditors engaged to perform an audit of Chadron's financial statements as of and for the year ended December 31, 1999 were unable to form an opinion on those financial statements due to the lack of general ledger information for a period of approximately three months, the inability to obtain reliable confirmations of advances to/notes receivable from the former general partner and the inability to obtain a management representation letter from the former management company which is an affiliate of the former general partner. As a result, the Partnership has not included the financial information of Chadron in the combined condensed financial statements presented in Note 3. The combined condensed financial information for previous periods presented in Note 3 has been restated to exclude the accounts of Chadron.

The Partnership has recognized equity in losses of Chadron totaling $82,794 for the year ended March 31, 2000 based on nine months of reported results provided by Chadron and on three months of results estimated by management of the Partnership. Such estimates may be materially misstated due to the lack of corroborative financial information, as discussed above.

The accompanying financial statements have been prepared assuming that the Partnership will be able to realize its investment in Chadron. Chadron is a defendant in the litigation described above and may owe substantial liabilities not currently reflected in its financial statements in the event a judgment is rendered against Chadron. Chadron has and is currently experiencing negative cash flows from operations and is currently in default on its construction loan. Chadron may not be able to refinance its construction loan into a permanent loan, which would increase cash flow from operations. Furthermore, the Partnership may have to sell its investment in Chadron. If the construction loan is not refinanced, the construction lender may foreclose on Chadron. In addition, Chadron may not be successful in its defense of the aforementioned litigation. As a result, the Partnership may lose its investment in Chadron and be subject to tax credit recapture. There is an uncertainty as to the amounts the Partnership will ultimately realize from its investment in Chadron. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

The Partnership's investment in Local Limited Partnerships as shown in the balance sheets at March 31, 2000 and 1999, are approximately $781,000 and $1,152,000, respectively, greater than the Partnership's equity at the preceding December 31 as shown in the Local Limited Partnerships' financial statements presented below. This difference is due to unrecorded losses, acquisition, selection and other costs related to the acquisition of the investments which have been capitalized in the Partnership's investment account and capital contributions payable to the limited partnerships which were netted against partner capital in the Local Limited Partnership's financial statements. The Partnership's investment is also lower than the Partnership's equity as shown in the Local Limited Partnership's combined financial statements due to the losses recorded by the Partnership for the three month period ended March 31. Lastly, the difference is due to the exclusion of the financial statements of Chadron Apartments I, L.P. from the combined condensed financial information presented below. See Note 2 for further discussion.

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the year ended March 31, 2000, the three month period ended March 31, 1999, and the year ended December 31, 1998, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                    For the Year     For the Three
                                                       Ended          Months Ended         For the Years Ended
                                                      March 31          March 31               December 31
                                                   ---------------   ---------------   ----------------------------
                                                        2000              1999             1998           1997
                                                   ---------------   ---------------   -------------   ------------

Investments per balance sheet, beginning of      $      6,899,934  $      6,845,203  $    7,622,211  $   8,467,424
 period
Capital contributions paid, net of tax credit                   -           201,611               -        (10,722)
 adjustments
Capital contributions payable                                   -            50,378               -              -
Capitalized acquisition fees and costs                      1,921                27           1,584          3,567
Equity in losses of limited partnerships                 (817,069)         (187,528)       (750,114)      (806,639)
Distributions received                                     (6,509)           (3,378)         (2,917)        (6,000)
Amortization of paid acquisition fees and costs           (25,639)           (6,379)        (25,561)       (25,419)
                                                   ---------------   ---------------   -------------   ------------

Investments per balance sheet, end of period     $      6,052,638  $      6,899,934  $    6,845,203  $   7,622,211
                                                   ===============   ===============   =============   ============

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

The financial information from the individual financial statements of the limited partnerships include rental and interest subsidies. Rental subsidies are included in total revenues and interest subsidies are generally netted against interest expense. Approximate combined condensed financial information from the individual financial statements of the Local Limited Partnerships as of December 31 and for the years then ended is as follows (Combined condensed financial information for Chadron Apartments I Limited Partnership has been excluded from the presentations below. See Note 2 for further discussion):

                        COMBINED CONDENSED BALANCE SHEETS

                                                                    1999                1998
                                                               ---------------     ---------------

ASSETS
Buildings and improvements,(net of accumulated
 depreciation  for  1999 and  1998 of  $2,396,000  and
 $1,805,000, respectively)                                   $     14,383,000    $     13,919,000
Land                                                                  914,000             889,000
Other assets                                                          573,000             612,000
                                                               ---------------     ---------------

                                                             $     15,870,000    $     15,420,000
                                                               ===============     ===============

LIABILITIES

Mortgage and construction loans payable                      $      9,002,000    $      8,241,000
Due to related parties                                                581,000             554,000
Other liabilities                                                     988,000             839,000
                                                               ---------------     ---------------

                                                                   10,571,000           9,634,000
                                                               ---------------     ---------------

PARTNERS' CAPITAL

WNC California Housing Tax Credits IV, L.P., Series 4               5,272,000           5,748,000
Other partners                                                         27,000              38,000
                                                               ---------------     ---------------

                                                                    5,299,000           5,786,000
                                                               ---------------     ---------------

                                                             $     15,870,000    $     15,420,000
                                                               ===============     ===============

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 1999               1998                1997
                                                            ---------------    ---------------     ---------------

Revenues                                                  $      1,085,000  $       1,019,000   $       1,045,000
                                                            ---------------    ---------------     ---------------
Expenses:
 Operating expenses                                                758,000            688,000             705,000
 Interest expense                                                  465,000            441,000             535,000
 Depreciation and amortization                                     595,000            591,000             619,000
                                                            ---------------    ---------------     ---------------

  Total expenses                                                 1,818,000          1,720,000           1,859,000
                                                            ---------------    ---------------     ---------------

Net loss                                                  $       (733,000) $        (701,000)  $        (814,000)
                                                            ===============    ===============     ===============

Net loss allocable to the Partnership                     $       (726,000) $        (694,000)  $        (807,000)
                                                            ===============    ===============     ===============

Net loss recorded by the Partnership,
 before equity in losses of Chadron                       $       (734,000) $        (694,000)  $        (807,000)

Net loss of Chadron allocable to the Partnership                   (83,000)           (56,000)                 -
                                                            ---------------    ---------------     ---------------

Net loss recorded by the Partnership                      $       (817,000) $        (750,000)  $        (807,000)
                                                            ===============    ===============     ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

         Acquisition fees equal to 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $654,580. Accumulated amortization of these capitalized costs was $106,414, $84,594 and $79,140 as of March 31, 2000 and 1999 and December 31,
         1998, respectively.

         Reimbursement of costs incurred by an affiliate of the General Partner in connection with the acquisition of Local Limited Partnerships. These reimbursements will not exceed 1.0% of the gross proceeds. As of March 31, 2000 and 1999 and December 31, 1998, the Partnership incurred acquisition costs of $114,628, $112,707 and $112,680, respectively, which have been included in investments in limited partnerships. Accumulated amortization was $17,504, $13,685 and $12,760 as of March 31, 2000 and 1999 and December 31, 1998, respectively.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

         An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $31,625 and $7,906 were incurred during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $31,625 was incurred for each of the years ended December 31, 1998 and 1997, of which $8,940 and $35,761 were paid during the year ended March 31, 2000 and the three months ended March 31, 1999, respectively, and $31,646 and $0 were was paid during the year ended December 31, 1998 and 1997, respectively.

         A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2005 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                          March 31                 December 31
                                                                ------------------------------    ---------------
                                                                    2000             1999              1998
                                                                -------------     ------------    ---------------
Cash advances by WNC to acquire an interest in a
 limited partnership (Note 7)                                 $            -    $           -   $         55,200

Reimbursement for expenses paid by the General
 Partner or an affiliate                                               7,925            2,990              2,210

Asset management fee payable                                             199          (22,486)             5,369
                                                                -------------     ------------    ---------------

Total                                                         $        8,124    $     (19,496)  $         62,779
                                                                =============     ============    ===============

NOTE 5 - PAYABLES TO LIMITED PARTNERSHIPS

Payables to limited partnerships represent amounts which are due at various times based on conditions specified in the limited partnership agreements. These contributions are payable in installments and are due upon the limited partnership achieving certain operating and development benchmarks (generally within two years of the Partnership's initial investment).

NOTE 6 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 7 - LOANS RECEIVABLE

Loans receivable represent amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. Loans receivable consisted of one loan with a balance of $201,611 as of December 31, 1998 which was applied as a capital contribution in 1999 upon finalization of its acquisition of an interest in a new Local Limited Partnership.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., SERIES 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       For the Year Ended March 31, 2000,
                  For The Three Months Ended March 31, 1999 and
                 For The Years Ended December 31, 1998 and 1997

NOTE 8 - LOSS FROM SALE OF SECURITIES

The $(50,522) realized loss experienced from the sale of securities was the result of market fluctuations that reduced the values of certain tax-exempt investments by $(21,522). In order to avoid future losses, these investments were liquidated prior to maturity and deferred brokerage charges paid upon liquidation amounted to an additional $(29,000). The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future.

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

Wilfred N. Cooper, Sr., age 69, is the founder, Chairman, Chief Executive Officer and a Director of WNC & Associates, Inc., a Director of WNC Capital Corporation, and a general partner in some of the programs previously sponsored by the Sponsor. Mr. Cooper has been involved in real estate investment and acquisition activities since 1968. Previously, during 1970 and 1971, he was founder and principal of Creative Equity Development Corporation, a predecessor of WNC & Associates, Inc., and of Creative Equity Corporation, a real estate investment firm. For 12 years prior to that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. Mr. Cooper is a Director of the National Association of Home Builders (NAHB) and a National Trustee for NAHB's Political Action Committee, a Director of the National
Housing Conference (NHC) and a member of NHC's Executive Committee and a Director of the National Multi-Housing Council (NMHC). Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

John B. Lester, Jr., age 66, is Vice-Chairman, a Director, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director of WNC Capital Corporation. Mr. Lester has 28 years of experience in engineering and construction and has been involved in real estate investment and acquisition activities since 1986 when he joined the Sponsor. Previously, he was Chairman of the Board and Vice President or President of E & L Associates, Inc., a provider of engineering and construction services to the oil refinery and petrochemical industries, which he co-founded in 1973. Mr. Lester graduated from the University of Southern California in 1956 with a Bachelor of Science degree in Mechanical Engineering.

Wilfred N. Cooper, Jr., age 37, is President, Chief Operating Officer, a Director and a member of the Acquisition Committee of WNC & Associates, Inc. He is President of, and a registered principal with, WNC Capital Corporation, a member firm of the NASD, and is a Director of WNC Management, Inc. He has been involved in investment and acquisition activities with respect to real estate since he joined the Sponsor in 1988. Prior to this, he served as Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Advisory Board for LIHC Monthly Report, a Director of NMHC and an Alternate Director of NAHB. He graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 48, is Executive Vice President, a Director, General Counsel, and a member of the Acquisition Committee of WNC & Associates, Inc., and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been involved in real estate investment and acquisition activities since 1984. Prior to joining the Sponsor in 1990, he was practicing law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree (cum laude) and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Michael L. Dickenson, age 43, is Vice President and Chief Financial Officer, and a member of the Acquisition Committee of WNC & Associates, Inc., and Chief Financial Officer of WNC Management, Inc. He has been involved with acquisition and investment activities with respect to real estate since 1985. Prior to joining the Sponsor in March 1999, he was the Director of Financial Services at TrizecHahn Centers Inc., a developer and operator of commercial real estate, from 1995 to 1999, a Senior Manager with E&Y Kenneth Leventhal Real Estate Group, Ernst & Young, LLP, from 1988 to 1995, and Vice President of Finance with Great Southwest Companies, a commercial and residential real estate developer, from 1985 to 1988. Mr. Dickenson is a member of the Financial Accounting Standards Committee for the National Association of Real Estate Companies and the American Institute of Certified Public Accountants, and a Director of HomeAid Southern California, a charitable organization affiliated with the building industry. He graduated from Texas Tech University in 1978 with a Bachelor of Business Administration - Accounting degree, and is a Certified Public Accountant in California and Texas.

Thomas J. Riha, age 45, is Vice President - Asset Management and a member of the Acquisition Committee of WNC & Associates, Inc. and a Director and Chief Executive Officer of WNC Management, Inc. Mr. Riha has been involved in acquisition and investment activities with respect to real estate since 1979. Prior to joining the Sponsor in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree (cum laude) in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Sy P. Garban, age 54, is Vice President - Institutional Investments of WNC & Associates, Inc. and has been employed by the Sponsor since 1989. Mr. Garban has been involved in real estate investment activities since 1978. Prior to joining the Sponsor he served as Executive Vice President of MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the International Association of Financial Planners. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

N. Paul Buckland, age 37, is Vice President - Acquisitions and a member of the Acquisition Committee of WNC & Associates, Inc. He has been involved in real estate acquisitions and investments since 1986 and has been employed with WNC & Associates, Inc. since 1994. Prior to that, he served on the development team of the Bixby Ranch that constructed apartment units and Class A office space in California and neighboring states, and as a land acquisition coordinator with Lincoln Property Company where he identified and analyzed multi-family developments. Mr. Buckland graduated from California State University, Fullerton in 1992 with a Bachelor of Science degree in Business Finance.

David Turek, age 45, is Vice President - Originations of WNC & Associates, Inc. He has been involved with real estate investment and finance activities since 1976 and has been employed by WNC & Associates, Inc. since 1996. From 1995 to 1996, Mr. Turek served as a consultant for a national Tax Credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of Tax Credit properties. From 1990 to 1995, he was involved in the development of conventional and tax credit multi-family housing. He is a Director with the Texas Council for Affordable Rural Housing and graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Kay L. Cooper, age 63, is a Director of WNC & Associates, Inc. Mrs. Cooper was the founder and sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until 1998. She is the wife of Wilfred N. Cooper, Sr., the mother of Wilfred N. Cooper, Jr. and the sister of John B. Lester, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

Item 11.  Executive Compensation

The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates during the current or future years for the following fees:

(a) Acquisition Expenses. The Partnership incurred acquisition expenses of $115,000, $113,000 and $113,000 as of March 31, 2000, March 31, 1999 and
     December 31, 1998, respectively.

(b)   Annual Asset Management Fee. An annual asset management fee the greater of
      (i) $2,000 per multi-family housing complex, or (ii) 0.275% of Gross Proceeds. The base fee amount will be adjusted annually based on the change in the Consumer Price Index. However, in no event will the annual asset management fee exceed 0.2% of Invested Assets. "Invested Assets" is defined as the sum of the Partnership's investment in Local Limited Partnerships and the Partnership's allocable share of the amount of the indebtedness related to the Housing Complexes. Fees of $32,000, $7,900 and $32,000 were incurred during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The Partnership paid the General Partner or its affiliates $9,000, $7,900 and $32,000 of those fees during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

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

(d) Operating Expense. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $22,792, $5,000 and $2,000 during the year ended March 31, 2000, the three months ended March 31, 1999 and the year ended December 31, 1998, respectively.

(e) Interest in Partnership. The General Partners receive 1% of the Partnership's allocated Low Income Housing Credits, which approximated $15,000 and $19,000 for the General Partner for the years ended December 31, 1999 and 1998. The General Partners are also entitled to receive 1% of cash distributions. There were no distributions of cash to the General Partners during the year ended March 31, 2000, the three months ended March 31, 1999 or the year ended December 31, 1998.

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

      First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at anytime remove the General Partner of the Partnership and elect a successor General Partner.

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

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)   Financial statements included in Part II hereof:

         Report of Independent Certified Public Accountants
         Independent Auditors' Report
         Balance Sheets, March 31, 2000 and 1999 and December 31, 1998 Statements of Operations for the year ended March 31, 2000, the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997
         Statements of Partners'  Equity (Deficit) for the  year ended March 31,
          2000, the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Statements of Cash Flows for the year ended March 31, 2000, the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997
         Notes to Financial Statements

(a)(2)   Financial statement schedules included in Part IV hereof:

         Report of Independent Certified Public Accountants on  Financial State-
          ment Schedules
         Schedule III - Real Estate Owned by Local Limited Partnerships

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

21.1 Financial Statements of Colonial Village Auburn, for the years ended December 31, 1999 and 1998 together with auditors report thereon; a significant subsidiary of the Partnership.

(d)      Financial  statement  schedules  follow,  as set  forth  in  subsection
         (a)(2) hereof.

               Report of Independent Certified Public Accountants
                        on Financial Statement Schedules



To the Partners
WNC California Housing Tax Credits IV, L.P., Series 4


The audits referred to in our report dated June 26, 2000, relating to the 2000, 1999 and 1998 financial statements of WNC California Housing Tax Credits IV, L.P., Series 4 (the "Partnership"), which are contained in Item 8 of this Form 10-K, included the audit of the accompanying financial statement schedules. The financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. The opinion to the financial statements contains an audit scope limitation paragraph describing the inability of other auditors to express an opinion on the financial statements of a limited partnership.

In our opinion, such financial statement schedules present fairly, in all material respects, the financial information set forth therein.




                                 /s/ BDO SEIDMAN, LLP
                                     BDO SEIDMAN, LLP

Orange County, California
June 26, 2000

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                                            ----------------------------------- ----------------------------------------------------
                                                     As of March 31, 2000                      As of December 31, 1999
                                            ----------------------------------- ----------------------------------------------------
                                             Partnership's Total   Amount of     Encumbrances of                             Net
                                             Investment in Local   Investment    Local Limited  Property and   Accumulated   Book
Partnership Name               Location      Limited Partnerships  Paid to Date  Partnerships   Equipment      Depreciation  Value
------------------------------------------------------------------------------- ----------------------------------------------------
Chadron Apartments I, L.P.     Chadron,
                               Nebraska           $     483,000 $    472,000             *               *            *            *

Colonial Village Auburn        Auburn,
                               California             2,979,000    2,979,000  $  2,063,000   $   5,327,000 $    870,000 $  4,457,000

Eagleville Associates I, L.P.  Eagleville,
                               Missouri                  79,000       79,000       354,000         416,000       58,000      358,000

Havana Associates, I,          Havana,
Limited Partnership            Illinois                 252,000      237,000       821,000       1,074,000       20,000    1,054,000

Maharlika, Ltd.                Stockton,
                               California             1,524,000    1,524,000     1,562,000       3,038,000      484,000    2,554,000

Pawnee Associates I, L.P.      Pawnee,
                               Illinois                 130,000      130,000       536,000         684,000       87,000      597,000

Rancheria Village Apartments,  Santa Barbara,
a California Limited           California               950,000      950,000       987,000       1,851,000      147,000    1,704,000
Partnership

Sycamore Hills L.P.            Salem,
                               Indiana                  185,000      185,000       750,000         989,000      198,000      791,000

Wills Point Crossing, L.P.     Wills Point,
                               Texas                    234,000      234,000       977,000       1,258,000      128,000    1,130,000

Woodlake Valencia Partners     Woodlake,
                               California             1,798,000    1,798,000       952,000       3,056,000      404,000    2,652,000
                                                     ----------   ----------    ----------      ----------   ----------   ----------
                                                  $   8,614,000 $  8,588,000  $  9,002,000   $  17,693,000 $  2,396,000 $ 15,297,000
                                                     ==========   ==========    ==========      ==========   ==========   ==========

                                       36

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 2000

                           ----------------------------------------------------------------------------------------
                                                    For the year ended December 31, 1999
-------------------------------------------------------------------------------------------------------------------
Partnership Name                Rental Income    Net loss       Year Investment     Status      Estimated Useful
                                                                    Acquired                      Life (Years)
-------------------------------------------------------------------------------------------------------------------
Chadron Apartments I, L.P.               *             *               1996        Completed          40

Colonial Village Auburn        $   374,000 $   (162,000)               1994        Completed         27.5

Eagleville Associates I,
L.P.                                47,000      (16,000)               1996        Completed         27.5

Havana Associates, I, L.P.          22,000      (22,000)               1999        Completed         27.5

Maharlika, Ltd.                    117,000     (237,000)               1995        Completed         27.5

Pawnee Associates I, L.P.           59,000      (29,000)               1996        Completed         27.5

Rancheria Village
Apartments, a California
Limited Partnership                105,000      (68,000)               1995        Completed          40

Sycamore Hills L.P.                 85,000      (15,000)               1995        Completed         27.5

Wills Point Crossing, L.P.         119,000       (2,000)               1995        Completed          40

Woodlake Valencia Partners         109,000     (182,000)               1995        Completed         27.5
                               ------------  -----------
                              $  1,037,000  $  (733,000)
                               ============  ===========


* Results of Chadron Apartments I, L.P. have not been audited and thus have been excluded. See Note 2 to the financial statements and report of Certified Public Accountants.

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                                             ---------------------------------- ----------------------------------------------------
                                                  As of March 31, 1999                       As of December 31, 1999
                                             ---------------------------------- ----------------------------------------------------
                                             Partnership's Total   Amount of     Encumbrances of                             Net
                                             Investment in Local   Investment    Local Limited  Property and   Accumulated   Book
Partnership Name               Location      Limited Partnerships  Paid to Date  Partnerships   Equipment      Depreciation  Value
------------------------------------------------------------------------------- ----------------------------------------------------
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

Havana Associates I,           Havana,
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
                                                    ==========    ==========      ==========    ==========   ==========   ==========

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
March 31, 1999

                           ----------------------------------------------------------------------------------------
                                                    For the year ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------
Partnership Name               Rental Income    Net loss        Year Investment     Status      Estimated Useful
                                                                   Acquired                       Life (Years)
-------------------------------------------------------------------------------------------------------------------
Chadron Apartments I, L.P.   $      49,000  $   (57,000)               1996        Completed          40

Colonial Village Auburn            377,000     (130,000)               1994        Completed         27.5

Eagleville Associates I,
L.P.                                46,000      (12,000)               1996        Completed         27.5

Maharlika, Ltd.                    110,000     (253,000)               1995        Completed         27.5

Pawnee Associates I, L.P.           65,000      (22,000)               1996        Completed         27.5

Rancheria Village
Apartments, a California
Limited Partnership                106,000      (47,000)               1995        Completed          40

Sycamore Hills L.P.                 85,000      (13,000)               1995        Completed         27.5

Wills Point Crossing, L.P.         103,000      (14,000)               1995        Completed          40

Woodlake Valencia Partners          84,000     (210,000)               1995        Completed         27.5
                                -----------   ----------
                              $  1,025,000  $  (758,000)
                                ===========   ==========

                                       39

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
                                                    ==========    ==========      ==========    ==========   ==========   ==========

WNC California Housing Tax Credit Fund IV, L.P. Series 4
Schedule III
Real Estate Owned by Local Limited Partnerships
December 31, 1998

                           ----------------------------------------------------------------------------------------
                                                    For the year ended December 31, 1998
-------------------------------------------------------------------------------------------------------------------
Partnership Name               Rental Income    Net loss        Year Investment     Status      Estimated Useful
                                                                   Acquired                       Life (Years)
-------------------------------------------------------------------------------------------------------------------
Chadron Apartments I, L.P.   $      49,000  $   (57,000)               1996        Completed          40

Colonial Village Auburn            377,000     (130,000)               1994        Completed         27.5

Eagleville Associates I,
L.P.                                46,000      (12,000)               1996        Completed         27.5

Maharlika, Ltd.                    110,000     (253,000)               1995        Completed         27.5

Pawnee Associates I, L.P.           65,000      (22,000)               1996        Completed         27.5

Rancheria Village
Apartments, a California
Limited Partnership                106,000      (47,000)               1995        Completed          40

Sycamore Hills L.P.                 85,000      (13,000)               1995        Completed         27.5

Wills Point Crossing, L.P.         103,000      (14,000)               1995        Completed          40

Woodlake Valencia Partners          84,000     (210,000)               1995        Completed         27.5
                                -----------   ----------
                              $  1,025,000  $  (758,000)
                                ===========   ==========


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

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:  WNC California Tax Credit Partners IV, L.P.
General Partner of the Registrant

By:  WNC & Associates, Inc.
General Partner of WNC California Tax Credit Partners III, L.P.


By:  /s/ Wilfred N. Cooper, Sr.
Wilfred N. Cooper, Sr.,
President - Chairman and Chief Executive Officer of WNC & Associates, Inc.

Date: August 3, 2000


By:  /s/ Michael L. Dickenson
Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: August 3, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr., Director of WNC & Associates, Inc.

Date: August 3, 2000




By: /s/ John B. Lester, Jr.
John B. Lester, Jr., Director of WNC & Associates, Inc.

Date: August 3, 2000



By:  /s/ David N. Shafer
David N Shafer, Director of WNC & Associates, Inc.

Date: August 3, 2000