Form 10-Q
period 2000-06-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 2000-12-11
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (714) 662-5565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ______No _ X .

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                       For the Quarter Ended June 30, 2000



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

 Balance Sheets
          June 30, 2000 and March 31, 2000....................................2

 Statements of Operations
          For the three months ended June 30, 2000 and 1999...................3

 Statement of Partners' Equity (Deficit)
          For the three months ended June 30, 2000............................4

 Statements of Cash Flows
          For the three months ended June 30, 2000 and 1999...................5

 Notes to Financial Statements................................................6

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................13

 Item 3.  Quantitative and Qualitative Disclosures
          Above Market Risks.................................................14


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...................................................14

 Item 6. Exhibits and Reports on Form 8-K....................................14

 Signatures..................................................................15

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS



                                                      June 30, 2000             March 31, 2000
                                                    ------------------       --------------------
                                                       (unaudited)

ASSETS
Cash and cash equivalents                         $          470,940       $            497,221
Receivables from affiliates                                       25                         25
Investments in limited partnerships,
 net (Note 2 and 3)                                        5,844,979                  6,052,638
                                                    ------------------       --------------------

                                                  $        6,315,944       $          6,549,884
                                                    ==================       ====================

LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)

Liabilities:
 Payable to limited partnership (Note 5)          $            4,740       $             25,977
 Accrued expenses                                             22,767                     23,835
 Accrued fees and expenses due to General
  Partner and affiliates (Note 4)                             11,509                      8,124
                                                    ------------------       --------------------

   Total liabilities                                          39,016                     57,936
                                                    ------------------       --------------------

Commitments and contingencies

Partners' equity (deficit):
 General partner                                             (38,404)                   (36,254)
 Limited partners (25,000 units authorized,
  11,500 units issued and outstanding)                     6,315,332                  6,528,202
                                                    ------------------       --------------------

   Total partners' equity                                  6,276,928                  6,491,948
                                                    ------------------       --------------------

                                                  $        6,315,944       $          6,549,884
                                                    ==================       ====================


                 See accompanying notes to financial statements
                                        2

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                      2000                           1999
                                             -----------------------       --------------------------
Interest income                            $                 5,358       $                      758
Miscellaneous income                                             -                           14,258
                                             -----------------------       --------------------------

                                                             5,358                           15,016
                                             -----------------------       --------------------------

Operating expenses:
 Amortization (Note 3)                                       6,409                            6,394
 Asset management fees (Note 4)                              7,906                            7,906
 Other expenses                                              5,191                            5,946
                                             -----------------------       --------------------------

  Total operating expenses                                  19,506                           20,246
                                             -----------------------       --------------------------

Loss from operations                                       (14,148)                          (5,230)

Other expenses and losses:
 Equity in losses of limited                              (200,872)                        (187,528)
  partnerships (Note 3)
                                             -----------------------       --------------------------

Net loss                                   $              (215,020)      $                 (192,758)
                                             =======================       ==========================

Net loss allocated to:
 General partner                           $                (2,150)      $                   (1,928)
                                             =======================       ==========================

 Limited partners                          $              (212,870)      $                 (190,830)
                                             =======================       ==========================

Net loss per limited partner unit          $                   (19)      $                      (17)
                                             =======================       ==========================

Outstanding weighted limited
 partner units                                              11,500                           11,500
                                             =======================       ==========================


                 See accompanying notes to financial statements
                                        3

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                      STATEMENT OF OWNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2000
                                   (unaudited)

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $      (36,254)    $    6,528,202      $    6,491,948

Net loss                                                          (2,150)          (212,870)           (215,020)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at June 30, 2000               $      (38,404)    $    6,315,332      $    6,276,928
                                                            ==============     ===============     ===============



                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                For the Three Months Ended June 30, 2000 and 1999
                                   (unaudited)


                                                                      2000                         1999
                                                             -----------------------      -----------------------

Cash flows from operating activities:
 Net loss                                                $              (215,020)     $              (192,758)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Equity in losses of limited partnerships                               200,872                      187,528
  Amortization                                                             6,409                        6,394
  Change in accrued expenses                                              (1,068)                           -
  Change in accrued fees and expenses due
   to General Partner and affiliates                                       3,385                       13,052
                                                           -----------------------      -----------------------

Net cash provided by (used in) operating
 activities                                                               (5,422)                      14,216
                                                           -----------------------      -----------------------

Cash flows from investing activities:
 Investments in limited partnerships, net                                (21,237)                           -
 Distributions from limited partnerships                                     378                        1,569
                                                           -----------------------      -----------------------

Net cash provided by (used in) investing
 activities                                                              (20,859)                       1,569
                                                           -----------------------      -----------------------

Net increase (decrease) in cash and
 cash equivalents                                                        (26,281)                      15,785

Cash and cash equivalents, beginning
 of period                                                               497,221                      675,871
                                                           -----------------------      -----------------------

Cash and cash equivalents, end of period                 $               470,940      $               691,656
                                                           =======================      =======================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                             $                   800      $                     -
                                                           =======================      =======================


                 See accompanying notes to financial statements
                                        5

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

The general partner is WNC California Tax Credit Partners, IV, L.P. (the "General Partner"), a California limited partnership. WNC & Associates, Inc. ("WNC") is the general partner of the General Partner. Wilfred N. Cooper, Sr., through the Cooper Revocable Trust, owns 66.8% of the outstanding stock of WNC. John B. Lester, Jr. was the original limited partner of the Partnership and owns, through the Lester Family Trust, 28.6% of the outstanding stock of WNC. Wilfred N. Cooper, Jr., President of WNC, owns 2.1% of the outstanding stock of WNC.

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

                                  June 30, 2000
                                   (unaudited)

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

                                  June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of June 30, 2000 and March 31, 2000 the Partnership had cash equivalents of $450,000.

Concentration of Credit Risk

At June 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

                                  June 30, 2000
                                   (unaudited)

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENT IN CHADRON

The Partnership has an investment, accounted for under the equity method, consisting of a 99% limited partnership investment in Chadron Apartments I, Limited Partnership ("Chadron"), a Nebraska limited partnership. The investment in Chadron carried on the Partnership's balance sheet at June 30, 2000 and March 31, 2000 totals $310,219 and $329,597 (which represent approximately 5% and 5% of total investment in limited partnerships of the Partnership), respectively. The Partnership has reflected equity in the net losses of Chadron totaling $19,378 ($1.69 per limited partnership unit) for the three months ended June 30, 2000.

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

Legal costs in the amount of $31,645 were incurred through March 31, 2000, including an accrual for management's estimate of future legal costs of $16,667 which is the Partnership's prorated portion of the collective accrual of $100,000 booked across the three affected WNC sponsored low income housing tax credit funds. In addition, the Partnership has accrued $5,000 for estimated additional audit fees and recognized approximately $3,300 for estimated costs related to the receivership, which is included in other expenses. No additional legal costs were incurred during the three months ended June 30, 2000.

The independent auditors engaged to perform an audit of Chadron's financial statements as of and for the year ended December 31, 1999 were unable to form an opinion on those financial statements due to the lack of general ledger information for a period of approximately three months, the inability to obtain reliable confirmations of advances to/notes receivable from the former general partner and the inability to obtain a management representation letter from the former management company which is an affiliate of the former general partner. As a result, the Partnership has not included the financial information of Chadron in the combined condensed statement of operations presented in Note 3. The combined condensed financial information for previous periods presented in
Note 3 has been restated to exclude the accounts of Chadron.

The Partnership has recognized equity in losses of Chadron totaling $19,378 for the three months ended June 30, 2000 as pro-rated from the amount of $82,794 for the year ended March 31, 2000 based on nine months of reported results provided by Chadron and on three months of results estimated by management of the Partnership. Such estimates may be materially misstated due to the lack of corroborative financial information, as discussed above.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENT IN CHADRON, continued

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the three months ended June 30, 2000 and the year ended March 31, 2000, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                            June 30, 2000              March 31, 2000
                                                          -------------------        --------------------
Investments per balance sheet, beginning of period      $         6,052,638        $          6,899,934
Capitalized acquisition fees and costs                                    -                       1,921
Equity in losses of limited partnerships                           (200,872)                   (817,069)
Distributions received                                                 (378)                     (6,509)
Amortization of paid acquisition fees and costs                      (6,409)                    (25,639)
                                                          -------------------        --------------------

Investments per balance sheet, end of period            $         5,844,979        $          6,052,638
                                                          ===================        ====================

                                       10

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 2000
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows: (Combined condensed financial information for Chadron Apartments I Limited Partnership has been excluded from the presentations below. See Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                          2000               1999
                                                     ---------------    ---------------
Revenues                                           $       271,000    $       255,000
                                                     ---------------    ---------------

Expenses:
 Operating expenses                                        189,000            172,000
 Interest expense                                          116,000            110,000
 Depreciation and amortization                             149,000            148,000
                                                     ---------------    ---------------

   Total expenses                                          454,000            430,000
                                                     ---------------    ---------------

Net loss                                           $      (183,000)   $      (175,000)
                                                     ===============    ===============

Net loss allocable to the Partnership              $      (181,000)   $      (174,000)
                                                     ===============    ===============

Net loss recorded by the Partnership,
 before equity in losses of Chadron                $      (181,000)   $      (174,000)

Net loss of Chadron allocable to the Partnership           (20,000)           (14,000)
                                                     ---------------    ---------------

Net loss recorded by the Partnership               $      (201,000)   $      (188,000)
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

                                  June 30, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $7,906 and $7,906 were incurred during the three months ended June 30, 2000 and 1999, respectively, of which $0 was paid during the three months ended June 30, 2000 and 1999.

   (b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2005 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                      June 30, 2000          March 31, 2000
                                                    -------------------    -------------------
Reimbursement for expenses paid by the General
 Partner or an affiliate                          $              3,404   $              7,925

Asset management fee payable                                     8,105                    199
                                                    -------------------    -------------------

Total                                             $             11,509   $              8,124
                                                    ===================    ===================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains forward-looking statements concerning the Partnership's anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect", "believe", "will", "may", "should", "project", "estimate", and like expressions, and the negative thereof. These statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements, including competition, as well as those risks described in the Partnership's SEC reports, including the Partnership's Form 10-K filed pursuant to the Securities and Exchange Act of 1934 on August 3, 2000.

The following discussion and analysis compares the results of operations for the fiscal quarter ended June 30, 2000 and 1999, and should be read in conjunction with the condensed consolidated financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at June 30, 2000 consisted primarily of $471,000 in cash and aggregate investments in the ten Local Limited Partnerships of $5,845,000. Liabilities at June 30, 2000 primarily consisted of $23,000 in accrued expenses, $11,000 due to the General Partner and affiliates, and $5,000 due to limited partnerships.

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. The Partnership's net loss for the three months ended June 30, 2000 was $(215,000), reflecting an increase of $22,000 from the net loss experienced for the three months ended June 30, 1999 of $(193,000). The increase in net loss is due to equity in losses of limited partnerships which decreased by $13,000 to $(201,000) for the three month period ended June 30, 2000 from $(188,000) for the three month period ended June 30, 1999 and loss from operations which increased by $9,000 to $(14,000) for the three month period ended June 30, 2000 from $(5,000) for the three month period ended June 30, 1999.

Cash Flows

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Net decrease in cash during the three months ended June 30, 2000 was $(26,000) compared to a net increase in cash for the three months ended June 30, 1999 of $16,000. The change was due to an increase in capital contributions paid to limited partnerships of $21,000, a decrease in distributions received from limited partnerships of $1,000 and an increase in operating expenses paid of $20,000.

During the three months ended June 30, 2000, accrued payables, which consist primarily of management fees due to the General Partner, increased by $2,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.

The Partnership expects its future cash flows, together with its net available assets at June 30, 2000, to be sufficient to meet all currently forseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC.       General Partner of the Registrant



By: /s/ Wilfred N. Cooper, Jr

Wilfred N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.

Date: December 8, 2000



By:  /s/ Michael L. Dickenson

Michael L. Dickenson,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: December 8, 2000