Form 10-Q
period 2000-09-30
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 2001-01-17
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

      x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                    For the Quarter Ended September 30, 2000



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
           September 30, 2000 and March 31, 2000..............................2

  Statements of Operations
           For the Three and Six Months Ended September 30, 2000 and 1999.....3

  Statement of Partners' Equity (Deficit)
           For the Six Months Ended September 30, 2000........................4

  Statements of Cash Flows
           For the Six Months Ended September 30, 2000 and 1999...............5

  Notes to Financial Statements...............................................6

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................13

  Item 3. Quantitative and Qualitative Disclosures
           About Market Risks................................................14


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings..................................................14

  Item 6. Exhibits and Reports on Form 8-K...................................14

  Signatures.................................................................15

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                     September 30, 2000         March 31, 2000
                                                                     --------------------     --------------------
                                                                         (unaudited)
ASSETS

Cash and cash equivalents                                          $            455,240     $            497,221
Receivables from affiliates                                                       1,400                       25
Investments in limited partnerships (Notes 2 and 3)                           5,637,698                6,052,638
                                                                     --------------------     --------------------

                                                                   $          6,094,338     $          6,549,884
                                                                     ====================     ====================
LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                         $                  -     $             25,977
 Accrued expenses                                                                22,758                   23,835
 Accrued fees and expenses due to General
  Partner and affiliates (Note 4)                                                20,956                    8,124
                                                                     --------------------     --------------------

   Total liabilities                                                             43,714                   57,936
                                                                     --------------------     --------------------
Commitments and contingencies

Partners' equity (deficit):
 General partner                                                                (40,667)                 (36,254)
 Limited partners (25,000 units authorized,
  11,500 units issued and outstanding)                                        6,091,291                6,528,202
                                                                     --------------------     --------------------

   Total partners' equity                                                     6,050,624                6,491,948
                                                                     --------------------     --------------------

                                                                   $          6,094,338     $          6,549,884
                                                                     ====================     ====================


                 See accompanying notes to financial statements
                                        2

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Six Months Ended September 30, 2000 and 1999
                                   (unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------
                                           Three             Six              Three              Six
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------

Interest income                        $         21    $          108    $       4,291     $            -
Miscellaneous income                          4,513             9,784                -                911
                                         ------------    --------------    -------------     --------------

                                              4,534             9,892            4,291                911
                                         ------------    --------------    -------------     --------------

Operating expenses:
 Amortization (Note 3)                        6,409            12,818            6,394             12,788
 Asset management fees (Note 4)               7,906            15,812            7,906             15,812
 Other                                       15,661            20,842           29,791             17,341
                                         ------------    --------------    -------------     --------------

   Total operating expenses                  29,976            49,472           44,091             45,941
                                         ------------    --------------    -------------     --------------

Loss from operations                        (25,442)          (39,580)         (39,800)           (45,030)

Equity in losses of
 limited partnerships (Note 3)             (200,872)         (401,744)        (131,953)          (319,481)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (226,314)   $     (441,324)   $    (171,753)    $     (364,511)
                                         ============    ==============    =============     ==============

Net loss allocated to:
 General partner                       $     (2,263)   $       (4,413)   $      (1,718)    $       (3,645)
                                         ============    ==============    =============     ==============

 Limited partners                      $   (224,051)   $     (436,911)   $    (170,035)    $     (360,866)
                                         ============    ==============    =============     ==============

Net loss per limited partner unit      $        (19)   $          (38)   $         (15)    $          (31)
                                         ============    ==============    =============     ==============

Outstanding weighted limited
 partner units                               11,500            11,500           11,500             11,500
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements
                                        3

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2000

                                   (unaudited)

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $      (36,254)    $    6,528,202      $    6,491,948

Net loss                                                          (4,413)          (436,911)           (441,324)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at September 30, 2000          $      (40,667)    $    6,091,291      $    6,050,624
                                                            ==============     ===============     ===============



                 See accompanying notes to financial statements
                                        4

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Six Months Ended September 30, 2000 and 1999

                                   (unaudited)

                                                                      2000                         1999
                                                             -----------------------      -----------------------
Cash flows from operating activities:
 Net loss                                                $              (441,324)     $              (364,511)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization                                                            12,818                       12,788
  Equity in losses of limited partnerships                               401,744                      319,482
  Change in accrued expenses                                                   -                            -
  Change in accrued fees and expenses due
   to General Partner and affiliates                                      11,755                       15,379
                                                           -----------------------      -----------------------

Net cash  used in operating  activities                                  (15,007)                     (16,862)
                                                           -----------------------      -----------------------
Cash flows from investing activities:
 Investments in limited partnerships                                     (27,352)                     (42,496)
 Distributions from limited partnerships                                     378                        1,569
                                                           -----------------------      -----------------------

Net cash  used in investing activities                                   (26,974)                     (40,927)
                                                           -----------------------      -----------------------

Net decrease in cash and
 cash equivalents                                                        (41,981)                     (57,789)

Cash and cash equivalents, beginning
 of period                                                               497,221                      675,871
                                                           -----------------------      -----------------------

Cash and cash equivalents, end of period                 $               455,240      $               618,082
                                                           =======================      =======================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
  Taxes paid                                             $                   800      $                   800
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

                               September 30, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                               September 30, 2000
                                   (unaudited)

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

                               September 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of September 30, 2000 and March 31, 2000 the Partnership had cash equivalents of $425,000 and $450,000, respectively.

Concentration of Credit Risk

At September 30, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

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

Reporting Comprehensive Income

In September 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of Partners' equity and bypass net income. The Partnership adopted the provisions of this statement in 1998. For the periods presented, the Partnership has no elements of other comprehensive income, as defined by SFAS No. 130.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENT IN CHADRON

The Partnership has an investment, accounted for under the equity method, consisting of a 99% limited partnership investment in Chadron Apartments I, Limited Partnership ("Chadron"), a Nebraska limited partnership. The investment in Chadron carried on the Partnership's balance sheet at September 30, 2000 and March 31, 2000 totals $290,841 and $329,597 (which represent approximately 5% and 5% of total investment in limited partnerships of the Partnership), respectively. The Partnership has reflected equity in the net losses of Chadron totaling $38,756 ($3.37 per limited partnership unit) for the six months ended September 30, 2000.

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

Legal costs in the amount of $31,645 were incurred through March 31, 2000, including an accrual for management's estimate of future legal costs of $16,667, which is the Partnership's prorated portion of the collective accrual of $100,000 booked across the three affected WNC sponsored low income housing tax credit funds. In addition, the Partnership has accrued $5,000 for estimated additional audit fees and recognized approximately $3,300 for estimated costs related to the receivership, which is included in other expenses. No additional legal costs were incurred during the six months ended September 30, 2000.

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

The Partnership has recognized equity in losses of Chadron totaling $38,756 for the six months ended September 30, 2000 as pro-rated from the amount of $82,794 for the year ended March 31, 2000 based on nine months of reported results provided by Chadron and on three months of results estimated by management of the Partnership. Such estimates may be materially misstated due to the lack of corroborative financial information, as discussed above.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the six months ended September 30, 2000 and the year ended March 31, 2000, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:

                                                                  September 30, 2000           March 31, 2000
                                                                 ----------------------      -------------------
Investments per balance sheet, beginning of period             $            6,052,638      $         6,899,934
Capitalized acquisition fees and costs                                              -                    1,921
Equity in losses of limited partnerships                                     (401,744)                (817,069)
Distributions received                                                           (378)                  (6,509)
Amortization of paid acquisition fees and costs                               (12,818)                 (25,639)
                                                                 ----------------------      -------------------

Investments per balance sheet, end of period                   $            5,637,698      $         6,052,638
                                                                 ======================      ===================

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 2000
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows: (Combined condensed financial information for Chadron Apartments I Limited Partnership has been excluded from the presentations below. See Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000               1999
                                                            ---------------    ---------------
Revenues                                                  $       542,000    $       559,000
                                                            ---------------    ---------------
Expenses:
 Operating expenses                                               379,000            370,000
 Interest expense                                                 233,000            241,000
 Depreciation and amortization                                    297,000            242,000
                                                            ---------------    ---------------

   Total expenses                                                 909,000            853,000
                                                            ---------------    ---------------

Net loss                                                  $      (367,000)   $      (294,000)
                                                            ===============    ===============

Net loss allocable to the Partnership  before equity in
 losses of Chadron                                        $      (363,000)   $      (291,000)
                                                            ===============    ===============
Net loss of Chadron allocable to and recorded by
 the Partnership                                                  (39,000)           (28,000)
                                                            ---------------    ---------------

Net loss recorded by the Partnership                      $      (402,000)   $      (319,000)
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

                               September 30, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

   (a) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Management fees of $15,812 were incurred during each of the six months ended September 30, 2000 and 1999, of which $8,940 and $0 were paid during the six months ended September 30, 2000 and 1999, respectively.

   (b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2005 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                September 30, 2000        March 31, 2000
                                                              ---------------------    -------------------
Reimbursement for expenses paid by the General
 Partner or an affiliate                                    $               13,885   $              7,925

Asset management fee payable                                                 7,071                    199
                                                              ---------------------    -------------------

Total                                                       $               20,956   $              8,124
                                                              =====================    ===================

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

The following discussion and analysis compares the results of operations for the three and six months ended September 30, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at September 30, 2000 consisted primarily of $455,000 in cash and cash equivilants and aggregate investments in the ten Local Limited Partnerships of $5,638,000. Liabilities at September 30, 2000 primarily consisted of $23,000 in accrued expenses and $21,000 due to the General Partner.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. The Partnership's net loss for the three months ended September 30, 2000 was $(226,000), reflecting an increase of $54,000 from the net loss experienced for the three months ended September 30, 1999 of $(172,000). The increase in net loss is due to equity in losses of limited partnerships which increased by $69,000 to $(201,000) for the three month period ended September 30, 2000 from $(132,000) for the three month period ended September 30, 1999 and loss from operations which decreased by $15,000 to $(25,000) for the three month period ended September 30, 2000 from $(40,000) for the three month period ended September 30, 1999.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. The Partnership's net loss for the six months ended September 30, 2000 was $(441,000), reflecting an increase of $76,000 from the net loss experienced for the six months ended September 30, 1999 of $(365,000). The increase in net loss due to equity in losses of limited partnerships which increased by $82,000 to $(402,000) for the six month period ended September 30, 2000 from $(320,000) for the six month period ended September 30, 1999. This was partially offset by a decrease in operating losses of $5,000 to $(40,000) for the period ended September 30, 2000 from $(45,000) for the period ended September 30, 1999.

Cash Flows

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999. Net cash used during the six months ended September 30, 2000 was $(42,000) compared to cash used for the six months ended September 30, 1999 of $(58,000). The change was due to a decrease in capital contributions paid to limited partnerships of $15,000.

During the six months ended September 30, 2000, accrued payables, which consist primarily of management fees due to the General Partner, increased by $13,000. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership.The Partnership expects its future cash flows, together with its net available assets at September 30, 2000, to be sufficient to meet all currently forseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC.       General Partner of the Registrant





By: /s/ Will N. Cooper, Jr.

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.

Date: January 4, 2001





By:  /s/ Thomas J. Riha

Thomas J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: January 4, 2001