Form 10-Q
period 2000-12-31
WNC CALIFORNIA HOUSING TAX CREDITS IV LP SERIES 4
filed 2001-05-16
CIK 921052

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                               INDEX TO FORM 10-Q

                     For the Quarter Ended December 31, 2000


PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Balance Sheets
    December 31, 2000 and March 31, 2000..................................2

  Statements of Operations
    For the Three and Nine Months Ended December 31, 2000 and 1999........3

  Statement of Partners' Equity (Deficit)
    For the Nine Months Ended December 31, 2000...........................4

  Statements of Cash Flows
    For the Nine Months Ended December 31, 2000 and 1999..................5

  Notes to Financial Statements...........................................6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................13

 Item 3.  Quantitative and Qualitative Disclosures
          About Market Risks.............................................15


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings...............................................15

 Item 6. Exhibits and Reports on Form 8-K................................15

 Signatures..............................................................16

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                                 BALANCE SHEETS

                                                                        December 31, 2000         March 31, 2000
                                                                       --------------------     --------------------
                                                                           (unaudited)
ASSETS
Cash and cash equivalents                                            $            429,034     $            497,221
Receivables from affiliates                                                         2,107                       25
Investments in limited partnerships, net (Notes 2 and 3)                        5,430,416                6,052,638
                                                                       --------------------     --------------------

                                                                     $          5,861,557     $          6,549,884
                                                                       ====================     ====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
 Payables to limited partnerships (Note 5)                           $                  -     $             25,977
 Accrued expenses                                                                  15,226                   23,835
 Accrued fees and expenses due to General
  Partner and affiliates (Note 4)                                                  10,816                    8,124
                                                                       --------------------     --------------------

   Total liabilities                                                               26,042                   57,936
                                                                       --------------------     --------------------
Commitments and contingencies

Partners' equity (deficit):
 General Partner                                                                  (42,818)                 (36,254)
 Limited Partners (25,000 units authorized,
  11,500 units issued and outstanding)                                          5,878,333                6,528,202
                                                                       --------------------     --------------------

  Total partners' equity                                                        5,835,515                6,491,948
                                                                       --------------------     --------------------

                                                                     $          5,861,557     $          6,549,884
                                                                       ====================     ====================

                 See accompanying notes to financial statements
                                       2

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                            STATEMENTS OF OPERATIONS

         For the Three and Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                     2000                               1999
                                         ------------------------------    --------------------------------
                                           Three            Nine              Three             Nine
                                           Months           Months            Months            Months
                                         ------------    --------------    -------------     --------------
Interest income                        $      4,609    $       14,501    $       7,927     $        5,654
                                         ------------    --------------    -------------     --------------

Operating expenses:
 Amortization (Note 3)                        6,410            19,228            6,394             19,182
 Asset management fees (Note 4)               7,906            23,718            7,906             23,718
 Other                                        4,530            25,372           46,036             60,193
                                         ------------    --------------    -------------     --------------

    Total operating expenses                 18,846            68,318           60,336            103,093
                                         ------------    --------------    -------------     --------------

Loss from operations                        (14,237)          (53,817)         (52,409)           (97,439)

Equity in losses of
 limited partnerships (Note 3)             (200,872)         (602,616)        (168,316)          (487,797)
                                         ------------    --------------    -------------     --------------

Net loss                               $   (215,109)   $     (656,433)   $    (220,725)    $     (585,236)
                                         ============    ==============    =============     ==============

Net loss allocated to:
 General Partner                       $     (2,151)   $       (6,564)   $      (2,207)    $       (5,852)
                                         ============    ==============    =============     ==============

 Limited Partners                      $   (212,958)   $     (649,869)   $    (218,518)    $     (579,384)
                                         ============    ==============    =============     ==============

Net loss per limited partner unit      $        (19)   $          (57)   $         (19)    $          (50)
                                         ============    ==============    =============     ==============

Outstanding weighted limited
 partner units                               11,500            11,500           11,500             11,500
                                         ============    ==============    =============     ==============

                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2000

                                   (unaudited)

                                                               General            Limited
                                                               Partner            Partners             Total
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at March 31, 2000              $      (36,254)    $    6,528,202      $    6,491,948

Net loss                                                          (6,564)          (649,869)           (656,433)
                                                            --------------     ---------------     ---------------

Partners' equity (deficit) at December 31, 2000           $      (42,818)    $    5,878,333      $    5,835,515
                                                            ==============     ===============     ===============






                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              For the Nine Months Ended December 31, 2000 and 1999
                                   (unaudited)

                                                                      2000                         1999
                                                             -----------------------      -----------------------
Cash flows from operating activities:

 Net loss                                                $              (656,433)     $              (585,236)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization                                                            19,228                       19,182
  Equity in losses of limited partnerships                               602,616                      487,797
  Change in accrued asset management fees payable                          2,857                       23,718
  Change in accrued expenses                                              (8,609)                           -
  Change in receivables from affiliates                                   (2,082)                         (25)
  Change in accrued fees and expenses due                                   (165)                      18,584
   to General Partner and affiliates
                                                             -----------------------      -----------------------

Net cash  used in operating  activities                                  (42,588)                     (35,980)
                                                             -----------------------      -----------------------

Cash flows from investing activities:
 Investments in limited partnerships                                     (25,977)                    (104,312)
 Distributions from limited partnerships                                     378                        1,569
                                                             -----------------------      -----------------------

Net cash  used in investing activities                                   (25,599)                    (102,743)
                                                             -----------------------      -----------------------

Net decrease in cash and  cash equivalents                               (68,187)                    (138,723)

Cash and cash equivalents, beginning  of period                          497,221                      675,871
                                                             -----------------------      -----------------------

Cash and cash equivalents, end of period                 $               429,034      $               537,148
                                                             =======================      =======================

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
   Taxes paid                                            $                   800      $                   800
                                                             =======================      =======================

                 See accompanying notes to financial statements

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000
                                   (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q for quarterly reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                December 31, 2000
                                   (unaudited)

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

                                December 31, 2000
                                   (unaudited)

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

Cash and Cash Equivalents

The Partnership considers highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents. As of December 31, 2000 and March 31, 2000 the Partnership had cash equivalents of $425,000 and $450,000, respectively.

Concentration of Credit Risk

At December 31, 2000, the Partnership maintained a cash balance at a certain financial institution in excess of the maximum federally insured amounts.

Net Loss Per Limited Partner Unit

Net loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net loss per unit includes no dilution and is computed by dividing loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net loss per unit is not required.

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

                                December 31, 2000
                                   (unaudited)

NOTE 2 - UNCERTAINTY WITH RESPECT TO INVESTMENT IN CHADRON

The Partnership has an investment, accounted for under the equity method, consisting of a 99% limited partnership investment in Chadron Apartments I, Limited Partnership ("Chadron"), a Nebraska limited partnership. The investment in Chadron carried on the Partnership's balance sheet at December 31, 2000 and March 31, 2000 totals $271,463 and $329,597 (which represent approximately 5% and 5% of total investments in limited partnerships of the Partnership), respectively. The Partnership has reflected equity in the net losses of Chadron totaling $58,134 ($5.06 per limited partner unit) for the nine months ended December 31, 2000.

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

Legal costs in the amount of $31,645 were incurred through March 31, 2000, including an accrual for management's estimate of future legal costs of $16,667, which is the Partnership's prorated portion of the collective accrual of $100,000 booked across the three affected WNC sponsored low income housing tax credit funds. In addition, the Partnership has accrued $5,000 for estimated additional audit fees and recognized approximately $3,300 for estimated costs related to the receivership, which is included in other expenses. No additional legal costs were incurred during the nine months ended December 31, 2000.

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

The Partnership has recognized equity in losses of Chadron totaling $58,134 for the nine months ended December 31, 2000 as pro-rated from the amount of $82,794 for the year ended March 31, 2000 based on nine months of reported results provided by Chadron and on three months of results estimated by management of the Partnership. Such estimates may be materially misstated due to the lack of corroborative financial information, as discussed above.

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

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

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. During the nine months ended December 31, 2000 and the year ended March 31, 2000, no investment accounts in Local Limited Partnerships reached a zero balance.

Following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented:


                                                                   December 31, 2000           March 31, 2000
                                                                 ----------------------      -------------------
Investments in limited partnerships, beginning of period       $            6,052,638      $         6,899,934
Capitalized acquisition fees and costs                                              -                    1,921
Equity in losses of limited partnerships                                     (602,616)                (817,069)
Distributions received from limited partnerships                                 (378)                  (6,509)
Amortization of capitalized acquisition fees and costs                        (19,228)                 (25,639)
                                                                 ----------------------      -------------------

Investments in limited partnerships, end of period             $            5,430,416      $         6,052,638
                                                                 ======================      ===================

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 3 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31 from the unaudited combined financial statements of the limited partnerships in which the Partnership has invested as follows: (Combined condensed financial information for Chadron Apartments I Limited Partnership has been excluded from the presentations below. See Note 2 for further discussion):

                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                 2000               1999
                                                            ---------------    ---------------
Revenues                                                  $       814,000    $       774,000
                                                            ---------------    ---------------

Expenses:
 Operating expenses                                               569,000            257,000
 Interest expense                                                 349,000            374,000
 Depreciation and amortization                                    446,000            560,000
                                                            ---------------    ---------------

   Total expenses                                               1,364,000          1,191,000
                                                            ---------------    ---------------

Net loss                                                  $      (550,000)   $      (417,000)
                                                            ===============    ===============

Net loss allocable to the Partnership before equity in
 losses of Chadron                                        $      (544,000)   $      (413,000)
                                                            ===============    ===============
Net loss of Chadron allocable to and recorded by
 the Partnership                                                  (59,000)           (75,000)
                                                            ---------------    ---------------

Net loss recorded by the Partnership                      $      (603,000)   $      (488,000)
                                                            ===============    ===============

Certain Local Limited Partnerships have incurred significant operating losses and have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership's investment in certain of such Local Limited Partnerships could be impaired and the loss and recapture of the related tax credits could occur.
                                       11

              WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 2000
                                   (unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     (a) An annual asset management fee equal to the greater amount of (i) $2,000 for each Housing Complex, or (ii) 0.275% of gross proceeds. In either case, the fee will be decreased or increased annually based on changes to the Consumer Price Index. However, in no event will the maximum amount exceed 0.2% of the invested assets of the Local Limited Partnerships, including the Partnership's allocable share of the mortgages. Asset management fees of $23,718 were incurred during each of the nine months ended December 31, 2000 and 1999, of which $20,861 and $7,513 were paid during the nine months ended December 31, 2000 and 1999, respectively.

   (b) A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2005 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

                                                               December 31, 2000         March 31, 2000
                                                              ---------------------    -------------------
Reimbursement for expenses paid by the General
 Partner or an affiliate                                    $                7,760   $              7,925
Asset management fee payable                                                 3,056                    199
                                                              ---------------------    -------------------

Total                                                       $               10,816   $              8,124
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

The following discussion and analysis compares the results of operations for the three and nine months ended December 31, 2000 and 1999, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership's assets at December 31, 2000 consisted primarily of $429,000 in cash and cash equivalents and aggregate investments in the ten Local Limited Partnerships of $5,430,000. Liabilities at December 31, 2000 primarily consisted of $15,000 in accrued expenses and $11,000 due to the General Partner and affiliates.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999. The Partnership's net loss for the three months ended December 31, 2000 was $(215,000), reflecting a decrease of $6,000 from the net loss experienced for the three months ended December 31, 1999 of $(221,000). The decrease in net loss is due to operating losses which decreased by $38,000 to $(14,000) for the three month period ended December 31, 2000 from $(52,000) for the three month period ended December 31, 1999. The $38,000 change was primarily due to market fluctuations that reduced the values of certain tax-exempt investments by $(24,000)in 1999. In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future. The decrease was offset by equity in losses of limited partnerships which increased by $32,000 to $(201,000) for the three month period ended December 31, 2000 from $(169,000) for the three month period ended December 31, 1999.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. The Partnership's net loss for the nine months ended December 31, 2000 was $(656,000), reflecting an increase of $71,000 from the net loss experienced for the nine months ended December 31, 1999 of $(585,000). The increase in net loss was due to equity in losses of limited partnerships which increased by $115,000 to $(603,000) for the nine month period ended December 31, 2000 from $(488,000) for the nine month period ended December 31, 1999. This was partially offset by a decrease in operating losses of $43,000 to $(54,000) for the period ended December 31, 2000 from $(97,000) for the period ended December 31, 1999. The $43,000 change was primarily due to market fluctuations that reduced the values of certain tax-exempt investments by $(30,000) in 1999. In order to avoid future losses, these investments were liquidated in October 1999. The cash generated from the sale of these investments was reinvested in tax-exempt, auction rate preferred instruments that are highly liquid and diversified securities backed by 200% collateral. Accordingly, losses from investing activities are not expected to recur in the future.

Cash Flows

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999. Net cash used during the nine months ended December 31, 2000 was $(68,000) compared to cash used for the nine months ended December 31, 1999 of $(139,000). The change was due to a decrease in capital contributions paid to limited partnerships of $78,000, offset by an increase in cash paid for operating expenses of $7,000.

During the nine months ended December 31, 2000, accrued fees and expenses due to General Partner and affiliates, which consist primarily of operating advances due to the General Partner, increased by $3,000. The General Partner does not anticipate that these accrued fees and expenses will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the partnership. The Partnership expects its future cash flows, together with its net available assets at December 31, 2000, to be sufficient to meet all currently forseeable future cash requirements.

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

WNC CALIFORNIA HOUSING TAX CREDITS IV, L.P., Series 4

By:    WNC & ASSOCIATES, INC.       General Partner of the Registrant





By: /s/ Will N. Cooper, Jr.

Will N Cooper,  Jr.,
President - Chief  Operating  Officer of WNC & Associates, Inc.

Date:  May 15, 2001





By:  /s/ Tom J. Riha

Tom J. Riha,
Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date:  May 15, 2001